Form 10QSB
period 1996-09-30
DECOR GROUP INC
filed 1996-12-06
CIK 1016393

UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                       Washington D.C. 20549
                                             ---------

                                            FORM 10-QSB

                         Quarterly Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996     Commission File Number 333-5553
                      --------------------------         -------------

                                         DECOR GROUP, INC.
                      (Exact name of registrant as specified in its charter)

                    Delaware                                        13-3911958
               (State or other jurisdiction of                 (I.R.S. Employer
               incorporation or organization)               Identification No.)

               320 Washington Street
                    Mt. Vernon, New York                                 10553
               (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:             (914) 665-5400
                                                     -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes          No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of December 3, 1996 there were 1,637,500 shares of common stock outstanding.

DECOR GROUP, INC.
-------------------------------------------------------------------------------


INDEX
-------------------------------------------------------------------------------




Part I: Financial Information

Item 1.  Financial Statements:

    Balance Sheet as of September 30, 1996 [Unaudited]...............  1......2

    Statements of Operations for the six and three months ended September 30,
    1996 [Unaudited]......................................................  3

    Statement of Stockholders' Equity for the six and three months ended
    September 30, 1996 [Unaudited]........................................  4

    Statements of Cash Flows for the six months ended September 30, 1996
    [Unaudited]........................................................  5......
Notes to Financial Statements.....................................  6......10

Item 2.  Managements' Discussion and Analysis of the Financial Condition
         and Results of Operations..................................  11.....14

Signature...............................................................  15



                                . . . . . . . . . . . . . . . . . .



Part I:  Financial Information

Item 1:  Financial Statements

DECOR GROUP, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
-----------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                                 $    718,297
  Note Receivable - Related Party                                                            50,000
  Accrued Interest Receivable - Related Party                                                   432
  Related Party Receivable                                                                    6,500
                                                                                       ------------

  Total Current Assets                                                                      775,229

Non-Current Assets:
  Investment - Related Party                                                              2,087,500
  Investment in Artisan House, Inc.                                                         235,000
  Deferred Offering Costs                                                                    85,658
  Other Assets                                                                                2,000
                                                                                       ------------

  Total Non-Current Assets                                                                2,410,158

  Total Assets                                                                         $  3,185,387
                                                                                       ============


The Accompanying Notes are an Integral Part of These Financial Statements.







DECOR GROUP, INC.
-------------------------------------------------------------------------------


BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accrued Expenses                                                                     $    124,000
  Accrued Interest - Related Party                                                            1,500
  Bridge Loan Payable [Net of Discount of $53,575]                                          196,425
                                                                                       ------------

  Total Current Liabilities                                                                 321,925

Long-Term:
  Stockholders' Loans Payable                                                                50,000
  Deferred Taxes                                                                             91,500

  Total Long-Term                                                                           141,500

Commitments and Contingencies                                                                    --

Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000  Blank Check Shares
  Authorized of which 6,000,000 are Convertible. Convertible Non-Voting Series A
  -  5,000,000  Shares  Authorized,   250,000  Shares  Issued  and  Outstanding;
  Non-Convertible  Voting Series B - 20,000,000  Shares  Authorized - 10,000,000
  Shares Issued and  Outstanding;  Convertible  Non-Voting  Series C - 1,000,000
  Shares
  Authorized - 54,934 Issued and Outstanding                                                  1,030

  Additional Paid-in Capital - Preferred Stock                                            2,424,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
    Issued and Outstanding, 1,312,500 Shares                                                    131

  Additional Paid-in Capital - Common Stock                                                 319,169

  Retained Earnings [Deficit]                                                              (419,338)

  Unrealized Gain on Investment [Available for Sale]                                        396,000
                                                                                       ------------

  Total Stockholders' Equity                                                              2,721,962

  Total Liabilities and Stockholders' Equity                                           $  3,185,387
                                                                                       ============



The Accompanying Notes are an Integral Part of These Financial Statements.

                                                  2



DECOR GROUP, INC.
-------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                       Three months      Six month
                                                                           ended           ended
                                                                       September 30,   September 30,
                                                                          1 9 9 6          1 9 9 6

Revenues                                                               $         --    $         --

Cost of Revenues                                                                 --              --
                                                                       ------------    ------------

  Gross Profit                                                                   --              --
                                                                       ------------    ------------

Selling, General and Administrative Expenses:
  Acquisition Fees and Expenses                                                  --          52,829
  Professional Fees                                                           1,000          74,000
  Administrative Expenses                                                    14,067          27,089
                                                                       ------------    ------------

  Total Selling, General and Administrative Expenses                         15,067         153,918
                                                                       ------------    ------------

  [Loss] from Operations                                                    (15,067)       (153,918)
                                                                       ------------    ------------

Other Expense [Income]:
  Interest Income                                                            (1,123)         (1,123)
  Interest Income - Related Party                                              (432)           (432)
  Interest - Cost of Bridge Warrants                                         53,575         160,725
  Interest Expense - Bridge Loans                                             5,000           5,000
  Interest Expense - Related Party                                            1,500           1,500
                                                                       ------------    ------------

  Total Other Expense [Income]                                               58,520         165,670
                                                                       ------------    ------------

  [Loss] Before Provision for Income Taxes                                  (73,587)       (319,588)

Provision for Income Taxes                                                       --              --
                                                                       ------------    ------------

  Net [Loss]                                                           $    (73,587)   $   (319,588)
                                                                       ============    ============

  [Loss] Per Share                                                     $       (.03)   $       (.11)
                                                                       ============    ============



The Accompanying Notes are an Integral Part of These Financial Statements.





DECOR GROUP, INC.
-------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                   Preferred Stock              Common Stock
                                              Additional                   Additional Retained Unrealized   Total
                                                Paid-in                      Paid-in  Earnings  Gain on Stockholders'
                              Shares   Amount   Capital  Shares   Amount     Capital  [Deficit]Investment Equity

 Balance - April 1, 1996     250,000      25 1,599,975  1,312,500     131    319,169   (99,750)  187,600  2,007,150

54,934 Shares of Series C
 Convertible Non-Voting
 Preferred Stock              54,934       5   823,995        --       --         --        --        --    824,000

10,000,000 Shares of Series B
 Non-Convertible Voting
 Preferred Stock           10,000,000  1,000     1,000        --       --         --        --        --      2,000

Unrealized Gain on Investment
 [Available for Sale]             --      --        --        --       --         --        --   208,400    208,400

Net [Loss] for the six months
 ended September 30, 1996         --      --        --        --       --         --  (319,588)       --   (319,588)
                           ---------  ------ ---------  --------  -------  ---------  --------  --------  ---------

 Balance - September 30, 1996 10,304,934 $  1,030 $2,424,970 1,312,500 131  $319,169  $(419,338)$ 396,000 $2,721,962
                           ============  ======== ========== ========= ====  ========  ========= ========= =========



The Accompanying Notes are an Integral Part of These Financial Statements.





DECOR GROUP, INC.
-----------------------------------------------------------------------------


STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




operating Activities:
  Net [Loss]                                                                           $   (319,588)
  Adjustment to Reconcile Net [Loss] to Net Cash
    [Used for] Operating Activities:
    Accrued Interest Receivable                                                                (182)
    Interest - Cost of Bridge Warrants                                                      160,725
    Accrued Expenses                                                                        124,000
    Accrued Interest - Related Party                                                          1,500
                                                                                       ------------

  Net Cash - Operating Activities                                                           (33,545)
                                                                                       ------------

Investing Activities:
  Collection of Note Receivable                                                              50,000
  Partial Payment on Acquisition of Artisan House, Inc.                                     (85,000)
  Note Receivable                                                                           (50,000)
  Related Party Receivable                                                                   (6,500)
  Other Assets                                                                               (2,000)
                                                                                       ------------

  Net Cash - Investing Activities                                                           (93,500)
                                                                                       ------------

Financing Activities:
  Proceeds from Sale of Preferred Stock                                                     826,000
  Proceeds from Sale of Common Stock                                                          8,000
  Proceeds from Stockholder Loan                                                             50,000
  Deferred Offering Costs                                                                   (85,658)
                                                                                       ------------

  Net Cash - Financing Activities                                                           798,342
                                                                                       ------------

  Net Increase in Cash                                                                      672,297

Cash - Beginning of Periods                                                                  47,000
                                                                                       ------------

  Cash - End of Periods                                                                $    718,297
                                                                                       ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
    Interest                                                                           $         --
    Income Taxes                                                                       $         --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   During the period ended March 31, 1996, the Company recorded a discount on the bridge loan of $214,300 resulting from the issuance of warrants for the $250,000 bridge loan. For the six months ended September 30, 1996, the Company amortized $160,725 as interest expense.


The Accompanying Notes are an Integral Part of These Financial Statements.

                                                  5

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Decor Group, Inc., a Delaware corporation [the "Company" or "Decor"], was formed March 1, 1996.

[B] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes will be based on the 1,312,500 common shares issued in the initial capitalization and on the 1,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception. Convertible preferred stock is not included because the effect would be anti-dilutive [See Note 5].

[C] Cash Equivalents - The Company's policy is to classify all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 1996.

[D] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. will be charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

[F] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with APB 25 [Accounting for Stock Issued to Employees].

[G] Deferred Offering Costs - Offering costs in connection with the initial public offering will be recorded as a reduction of the proceeds of the offering.

[H] Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-B and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles; however, in the opinion of the management of the Company, the interim financial statements include all adjustments which are necessary in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the Form SB-2 that was declared effective November 12, 1996.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
----------------------------------------------------------------------------


[2] Business Combination - Artisan House

On March 25, 1996, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Artisan House, Inc. for $3,626,400, subject to adjustment prior to closing of which $150,000 was paid in cash, and an additional $2,250,000 will be paid in extension payments and at the closing of the acquisition. A secured promissory note for $926,400 will be issued, [subject to reduction by a cash balance of Artisan House at the closing date estimated at $173,526 at September 30, 1996] of which $100,000 will be paid 90 days after the closing and the balance will be paid in 60 equal monthly installments of $10,196 with final payment of $150,000 at maturity with interest at 8%, and 50,000 shares of Decor common stock valued at $300,000 will be issued. Artisan House, Inc. is engaged in the business of manufacturing, marketing, selling and distributing wall hanging sculptures. The transaction will be recorded under the purchase method.

Goodwill of approximately $1,400,000 will be amortized over 10 years under the straight-line method. Operations of Artisan will be included with the Company from the date of the close of the acquisition onward.

The Company, intends to enter into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. The Seller will be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which is to be paid at closing and $40,000 of which is to be paid in equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of the Company's sales in excess of those achieved by Artisan House, Inc. for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis,(v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the agreement, and (vi) the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversary of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years.

The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts and consulting agreements.

                                                     Six months Ended      Year ended
                                                       September 30,        March 31,
                                                          1 9 9 6            1 9 9 6
                                                          -------            -------

Total Revenues                                        $  2,853,229      $   4,809,422
                                                      ============      =============

Net [Loss]                                            $   (545,246)     $    (520,054)
                                                      ============      =============

Net [Loss] Per Common Share                           $       (.19)     $        (.18)
                                                      ============      =============

Weighted Average Number of Shares Outstanding            2,862,500          2,862,500
                                                      ============      =============

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.


DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
-------------------------------------------------------------------------------



[3] Related Party Transactions

On March 5, 1996, the Company advanced $50,000 with 8% interest to a firm that renders management services to the Company. The Company was repaid on April 16, 1996.

On June 21, 1996, the Company received commitments from its stockholders for an additional $50,000 in loan proceeds. The Company received $35,500 in June 1996 and $8,000 in July 1996. The remaining balance of $6,500 is to be received in November 1996. The notes have interest of 12% per annum and matured on November 18, 1996.

On August 29, 1996 and September 13, 1996, the Company advanced an aggregate $50,000 with 10% interest to a firm that renders management services to the Company. Interest income of $432 has been accrued through September 30, 1996.

[4] 1996 Stock Option Plan

In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of the 1996 Stock Option Plan. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 250,000 shares.

[5] Bridge Loan

On March 31, 1996, the Company borrowed an aggregate of $250,000 from nine [9] lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes are due and payable upon the earlier of (i) March 18, 1997 or (ii) the closing of an initial underwritten public offering of the Company's securities. The Company intends to use a portion of the proceeds of this offering to repay the Bridge Lenders. The Bridge Lenders have the right to receive a total of 1,500,000 Class A Warrants for 1,500,000 shares of common stock which will be registered in the Company's first registration statement. The Class A Warrants are exercisable at a price of $5.25 per warrant commencing two years from the effective date of the initial public offering and expire six years from the effective date of the offering. The Company recorded a discount on the bridge notes at June 30, 1996 of $214,300, which will be amortized through November 18, 1996, the date on which the notes were repaid. For the six months ended September 30, 1996, the Company amortized $160,725 of the discount as interest expense.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------




[6] Investment - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of Series B Non-Convertible Voting Preferred Stock at an exercise price of $.0002 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. The aggregate estimated fair value of the investment approximates carrying value. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $75,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee will be accrued quarterly and paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties. The exchange of shares between the Company and Interiors, Inc. is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. Accordingly, the Company's intention is to maintain a long-term position in its investment in Interiors, Inc. As of September 30, 1996, the per share market value of Interiors, Inc.'s common stock and Series A Convertible Preferred Stock was $2.438 and $8.00, respectively. Accordingly, a gross unrealized holding loss and gain of $45,834 and $533,334 existed at September 30, 1996 on the common stock and Series A Convertible Preferred Stock, respectively, which is reflected net of income tax effects in the accompanying balance sheet. As of September 30, 1996, Interiors, Inc. owns approximately 16% of the Company assuming the 250,000 shares of Series A Convertible Preferred Stock were converted into common stock. Following the public offering Interiors, Inc. owns approximately 86.0% of the total voting stock outstanding after the exercise of the options to purchase 10,000,000 shares of Class B Preferred Stock on September 3, 1996 for $2,000. Such ownership is consistent with the Company's intentions stated above as well as the provision by Interiors, Inc. of additional equity contributions.

On August 9, 1996, the Company agreed to issue to Interiors, Inc. 28,334 shares of Series C NonVoting, Convertible, Preferred Stock for cash of $425,000. On August 23, 1996, the Company agreed to issue to Interiors, Inc. an additional 18,750 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $281,250. On September 6 and 13, 1996, the Company agreed to issue to Interiors, Inc. an additional aggregate 7,850 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $117,750.

[7] Employment Agreement - President

In June 1996, the Company entered into an employment contract with the President of the Company for which an initial base salary of $117,500 will take effect upon the close of the acquisition of Artisan House. In addition, the agreement calls for the granting of options to purchase 5,000 shares of common stock of the Company at an exercise price of $5.00 per share for each full year of employment under the agreement and an annual bonus equal to 2% of the amount by which the Company's net sales exceed the Company's net sales for the year ended June 30, 1997.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[8] Commitment Letter - Secured Loan Agreement

On May 31, 1996, the Company received a commitment letter for a revolving credit agreement for a maximum loan amount of $1,100,000. The agreement requires the satisfaction of a number of conditions prior to funding including the completion of a due diligence review. The terms of the loan include an annual interest rate of prime plus 4%, a management fee of 3% of sales, a security interest in all of the Company's accounts receivable, inventory, and equipment, and any proceeds therefrom, a guaranty of the Company's Chairman of the Board, and a prepayment fee of $25,000 in the event of a prepayment. In the event that the Company is unable to satisfy such conditions, the Company will not receive the proceeds from such loan. The Company does not anticipate the utilization of this line of credit.

Prime rate at September 30, 1996 was approximately 8%.

[9] Common Stock

In March 1996, the Company issued 1,312,500 shares of common stock to seven parties for a total of $105,000 of which $103,000 was in cash and $2,000 was for the fair value of services.

[10] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company.

[11] Subsequent Events

[A] Reverse Stock Split - On October 16, 1996, the Company effected a one-for-two reverse split of the Company's preferred and common stock. The financial statements have been restated to give effect to the reverse stock split. The reverse stock split did not change the number of shares authorized or the par value of any class of capital stock.

[B] Initial Public Offering - On November 18, 1996, the Company closed its initial public offering of 325,000 shares of common stock at $10 per share of which 25,000 shares of common stock were owned and offered by a stockholder. The net proceeds from this offering were approximately $2,500,000.



                             .   .   .   .   .   .   .   .   .   .   .

Item 2.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-----------------------------------------------------------------------------




Overview

Decor Group, Inc. [the "Company" or "Decor"] was formed in March of 1996.
 The primary activities of Decor prior to the acquisition of Artisan House, Inc. ["Artisan"] in November of 1996 for approximately $3,626,400 have been investing and financing activities [See "Liquidity and Capital
Resources"]. Artisan is engaged in the manufacture, marketing, selling and distribution of wall hanging sculptures.

As a result of negotiations between the Company and Interiors, Inc. ["Interiors"], on March 3, 1996, the Company issued to Interiors, Inc., 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of Series B Non-Convertible Voting Preferred Stock at an exercise price of $.0002 in exchange for the issuance by Interiors to the Company of 200,000 shares of Common Stock with a market closing price of $600,000 and 200,000 shares of Series A Convertible Preferred Stock with a market closing price of $1,200,000. The issuance of options instead of stock was done at the request of Interiors, Inc. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide to the Company certain marketing and management services. The exchange of shares between the Company and Interiors is pursuant to the Company's intentions to ensure the ongoing and long-term availability of these services. It is the Company's intention to maintain a long-term position in its investment in Interiors. As of September 30, 1996, the per share closing market price of Interior's Common Stock and Series A Convertible Preferred Stock was $2.438 and $8.00, respectively. Accordingly, gross unrealized holding loss and gain of $45,834 and $533,334 existed at September 30, 1996 for the Common Stock and Series A Convertible Preferred Stock, respectively, which is reflected net of income tax effects in the accompanying balance sheet. As of September 30, 1996, Interiors will own approximately 86.0% if the total voting stock outstanding assuming the exercise of the options to purchase 10,000,000 shares of Class B Preferred Stock and conversion of 250,000 shares of the Series A Preferred Stock. Such ownership is consistent with the Company's intentions stated above as well as the provision by Interiors, Inc. of additional equity contributions.

Artisan House, Inc.

Results of Operations for the eight months ended September 30, 1996

Artisan had income before taxes for the eight months ended September 30, 1996 of $335,882 and had net income of 201,882 after giving effect to pro forma income taxes of $134,000.

The net sales for Artisan House, Inc. for the eight months ended September 30, 1996 and 1995 were $3,777,229 and $3,157,109, respectively, an increase of approximately $620,000 or 20%. Sales increased because of the general acceptance by the marketplace of new products such as "Casablanca", Norman Rockwell scenes, and musical scenes. In addition, sales to large catalog houses increased during the current period.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Artisan House, Inc. [Continued]

Results of Operations for the eight months ended September 30, 1996

Artisan's selling, general and administrative expenses for the eight months ended September 30, 1996 were $1,309,589 and $1,101,662, respectively, an increase of approximately $208,000 or 19%. Increases in selling, general and administrative expenses were largely due to increased expenditures for advertising, to support new product introductions, and increased commissions resulting from sales increases.

Artisan's interest expense for the eight months ended September 30, 1996 and 1995 was approximately $42,000 and $56,000, respectively.

Liquidity and Capital Resources

Artisan House, Inc. at September 30, 1996 had working capital of approximately $1,003,000. During the eight month periods ended September 30, 1996 and 1995, Artisan generated cash of approximately $365,000 and $24,000, respectively, from operations. During the eight months ended September 30, 1996 and 1995, Artisan made repayments on stockholder loans of $501,093 and $22,142, respectively, and repaid notes payable of $69,906 and $35,477, respectively. At September 30, 1996, Artisan House's cash balance was $173,526.

Decor Group, Inc.

Results of Operations for the six months ended September 30, 1996

The Company generated a loss before income taxes of $319,588 for the six months ended September 30, 1996.

Liquidity and Capital Resources

At September 30, 1996, Decor had a working capital of $453,304. For the six months ended September 30, 1996, the Company used $33,545 for operating activities. For the six months ended September 30, 1996, investing activities utilized cash of $93,500 primarily comprising $85,000 utilized for the acquisition of Artisan House, Inc. For six months ended September 30, 1996, financing activities generated $798,342 primarily from the sale of preferred stock for $826,000. The cash balance at September 30,1 996 was $718,297.

The Company anticipates that the net proceeds from the public offering of approximately $2,500,000 will be utilized to finance the purchase of Artisan House, Inc. and for working capital needs.

In March 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of Class B Non-Convertible Voting Preferred Stock in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000.

In May 1996, the Company entered into a management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $75,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee will be accrued quarterly and paid quarterly to the extent that there is excess cash flow available to the Company. Excess cash flow is defined in the agreement to mean cash flow from operations adjusted to reflect changes in working capital, interest payments, principal repayments and capital expenditures. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------



Decor Group, Inc.

Results of Operations for the six months ended September 30, 1996

Liquidity and Capital Resources [Continued]

In June 1996, the Company entered into an employment contract with the President of the Company for which an initial base salary of $117,500 will take effect upon the close of the acquisition of Artisan House. In addition, the agreement calls for the granting of options to purchase 5,000 shares of common stock of the Company at an exercise price of $5.00 per share for each full year of employment under the agreement and an annual bonus equal to 2% of the amount by which the Company's net sales exceed the Company's net sales for the year ended June 30, 1997.

On June 21, 1996, the Company received commitments from its stockholders for an additional $50,000 in loan proceeds. The Company received $35,500 in June 1996 and $8,000 in July 1996. The remaining balance of $6,500 was received in November 1996. The notes have interest of 12% per annum and a maturity date which is the earlier of 15 months following the close of the proposed public offering or June 21, 1998.

On August 9, 1996, the Company agreed to issue to Interiors, Inc. 28,334 shares of Series C NonVoting, Convertible, Preferred Stock for cash of $425,000. On August 23, 1996, the Company agreed to issue to Interiors, Inc. an additional 18,750 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $281,250. On September 6 and 13, 1996, the Company agreed to issue to Interiors, Inc. an additional aggregate 7,850 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $117,750.

On August 29, 1996 and September 13, 1996, the Company advanced an aggregate $50,000 with 10% interest to a firm that renders management services to the Company. Interest income of $432 has been accrued through September 30, 1996.

Management believes that the proceeds of the offering and the cash generated from operating activities of Artisan House, Inc. will provide the Company with sufficient capital to fund ongoing operations for at least 12 months. Management believes that capital requirements relating to research and development and capital expenditures will be met by funds derived from operations.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURES
-------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Decor Group, Inc.





Date: December 6, 1996                      By:/s/ Donald Feldman
                                               ------------------
                                 Donald Feldman,
                      Chief Executive and Financial Officer