Form 10QSB
period 1996-12-31
DECOR GROUP INC
filed 1997-02-18
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1996    Commission File Number  333-5553

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
                                                      -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of February 13, 1997 there were 5,122,500 shares of common stock outstanding.

DECOR GROUP, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------


                                                                   Page to Page

Part I: Financial Information

Item 1. Financial Statements:

   Balance Sheet as of December 31, 1996 [Unaudited]..................  1.....

   Statements of Operations for the nine and three months ended December 31,
   1996 [Unaudited]...................................................  3.....

   Statement of Stockholders' Equity for the nine months ended
   December 31, 1996 [Unaudited]......................................  4.....

   Statement of Cash Flows for the nine months ended December 31, 1996
   [Unaudited]........................................................  5.....6

   Notes to Financial Statements [Unaudited]..........................  7.....14

Item 2.Managements' Discussion and Analysis of the Financial Condition
       and Results of Operations......................................  15....17

Signature.............................................................  18....



                        . . . . . . . . . . . . . . . . . .


Part I: Financial Information

Item 1: Financial Statements

DECOR GROUP, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                                  $   547,490
  Accounts Receivable [Net of Allowance of $72,387]                       1,122,309
  Inventories                                                               804,668
  Prepaid Expenses and Other Current Assets                                 139,491
                                                                        -----------

  Total Current Assets                                                    2,613,958

Property and Equipment - Net of Accumulated Depreciation of $2,114          123,522
                                                                        -----------

Non-Current Assets:
  Investment - Related Party                                              1,575,000
  Goodwill - Net                                                          1,501,180
  Other Intangible Assets - Net                                             595,332
  Other Assets                                                               16,013
                                                                        -----------

  Total Non-Current Assets                                                3,687,525

  Total Assets                                                          $ 6,425,005
                                                                        ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

                                         1



DECOR GROUP, INC.
------------------------------------------------------------------------------


BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   495,618
  Accrued Costs of Acquisition                                              125,263
  Accrued Interest - Related Party                                            4,060
  Notes Payable                                                             196,223
  Due to Stockholder                                                        156,785
                                                                        -----------

  Total Current Liabilities                                                 977,949

Long-Term:
  Stockholders' Loans Payable                                                43,500
  Notes Payable                                                             697,089

  Total Long-Term                                                           740,589

Commitments and Contingencies [9]                                                --

Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000  Blank Check Shares
   Authorized of which 5,000,000 are Convertible  Non-Voting  Series A - 250,000
   Shares Issued and Outstanding;  20,000,000  Non-Convertible Voting Series B -
   20,000,000 Shares Issued and Outstanding; 10,000,000 Non-Voting Series C -
   54,934 Issued and Outstanding at December 31, 1996                         2,030

  Additional Paid-in Capital - Preferred Stock                            2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   Issued and Outstanding, 5,122,500 Shares at December 31, 1996                511

  Additional Paid-in Capital - Common Stock                               3,911,822

  Accumulated Deficit                                                      (621,949)

  Deferred Compensation                                                    (984,917)

  Unrealized Loss on Investment                                             (25,000)

  Total Stockholders' Equity                                              4,706,467

  Total Liabilities and Stockholders' Equity                            $ 6,425,005
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         2


DECOR GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Three months   Nine months
                                                              ended         ended
                                                          December 31,  December 31,
                                                             1 9 9 6       1 9 9 6

Revenues                                                   $  635,031   $   635,031

Cost of Revenues                                              347,387       347,387
                                                           ----------   -----------

  Gross Profit                                                287,644       287,644
                                                           ----------   -----------

Acquisition Fees, Selling and Administrative Expenses:
  Acquisition Fees and Expenses                                    --        52,829
  Selling Expenses                                             92,433        92,433
  Administrative Expenses                                     321,204       422,293
                                                           ----------   -----------

  Total Acquisition Fees, Selling and Administrative
   Expenses                                                  413,637       567,555

  Loss from Operations                                       (125,993)     (279,911)
                                                           ----------   -----------

Other Expense [Income]:
  Interest Income                                              (1,453)       (2,576)
  Interest Income - Related Party                                (521)         (953)
  Interest Expense - Bridge Loans                              71,214       236,939
  Interest Expense - Related Party                              2,560         4,060
                                                           ----------   -----------

  Total Other Expense [Income]                                 71,800       237,470
                                                           ----------   -----------

  Loss Before Provision for Income Taxes                     (197,793)     (517,381)

Provision for Income Taxes                                      4,818         4,818
                                                           ----------   -----------

  Net Loss                                                 $ (202,611)  $  (522,199)
                                                           ==========   ===========

  Loss Per Share                                           $     (.05)  $      (.10)
                                                           ==========   ===========

  Weighted Average Number of Common Shares Outstanding      4,490,500     5,621,833
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

                                         3


DECOR GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------







                                Preferred Stock            Common Stock                            Unrealized
                                          Additional               Additional                    Gain [Loss]  Total
                               Number of           Paid-inNumber of         Paid-inAccumulated Deferred     on   Stockholders'
                               Shares    Amount   Capital Shares  Amount   Capital  Deficit CompensationInvestment Equity

  Balance - March 31, 1996         250,000 $      25 $1,599,975 3,937,5OO $ 393  $318,907 $(99,750)  $     --   $187,600 $2,007,150

54,934 Shares of Series C
 Convertible
  Non-Voting Preferred Stock       54,934       5     823,995      --     --       --       --          --        --        824,000

20,000,000 Shares of Series B
  Non-Convertible Voting
  Preferred Stock                  20,000,000   2,000       --      --     --       --       --          --        --         2,000

Net Proceeds from Sale of
  Common Stock from Initial
  Public Offering                   --        --       --        1,035,000  103  2,247,930     --          --        --    2,248,033

Issuance of Stock in Connection
  with Acquisition                  --        --       --        150,000     15  299,985       --          --        --     300,000

Change in Unrealized Gain on
  Investment                        --        --       --      --     --       --       --          --           (212,600) (212,600)

Deferred Compensation in
  Connection With Issuance of
  Stock Options                    --        --       --      --     --          1,045,000     --    (1,045,000)     --        --

Amortization of Deferred
  Compensation                        --        --       --      --     --       --       --              60,083    --       60,083

Net Loss for  nine months ended
  December 31, 1996                 --        --       --      --     --       --         (522,199)        --        --     522,199)
                                   -------- --------- -------- ------- ------  -------  --------       --------    -------  --------

  Balance - December 31, 1996      20,304,934 2,030 2,423,970    5,122,500 511  $3,911,822 (621,949) $(984,917) $(25,000)$4,706,467
                                   ========== ====== ==========  ========== ===  ========= =========  =========  ======== ==========



The Accompanying Notes are an Integral Part of These Financial Statements.


DECOR GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Operating Activities:
  Net Loss                                                              $  (522,199)
  Adjustment to Reconcile Net Loss to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                                             24,502
   Amortization of Deferred Compensation                                     60,083
   Amortization of Notes Payable Discount                                     2,058
   Accrued Interest Receivable                                                 (953)
   Interest - Cost of Bridge Warrants                                       214,300

  Change in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                                    (16,647)
     Prepaid Expenses                                                       (35,600)
     Accounts Payable and Accrued Expenses                                  130,816
     Accrued Interest - Related Party                                         4,060
                                                                        -----------

  Net Cash - Operating Activities                                          (139,580)
                                                                        -----------

Investing Activities:
  Cash Paid for Acquisition of Artisan House                             (2,250,000)
  Advances to Related Party                                                 (50,000)
  Collections from Related Party                                            100,250
  Other Assets                                                               (2,251)
                                                                        -----------

  Net Cash - Investing Activities                                        (2,202,001)
                                                                        -----------

Financing Activities:
  Proceeds from Sale of Preferred Stock                                     826,000
  Proceeds from Sale of Common Stock                                          8,000
  Proceeds from Sale of Common Stock in Connection
   with Initial Public Offering                                           2,248,033
  Proceeds from Bridge Loans                                                     --
  Proceeds from Stockholder Loans                                           201,238
  Repayment of Bridge Loans                                                (250,000)
  Repayment of Notes Payable                                               (191,200)
                                                                        -----------

  Net Cash - Financing Activities                                         2,842,071
                                                                        -----------

  Net Increase in Cash                                                      500,490

Cash - Beginning of Periods                                                  47,000
                                                                        -----------

  Cash - End of Periods                                                 $   547,490
                                                                        ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

                                         5


DECOR GROUP, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                             $       315
   Income Taxes                                                         $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   During the period ended March 31, 1996, the Company recorded a discount of $214,300 on the bridge loan resulting from the issuance of warrants for the $250,000 bridge loan. For the nine months ended December 31, 1996, the Company amortized $214,300 as interest expense.

   On November 18, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for approximately $3,750,000, of which $2,400,000 was paid in cash, $300,000 in shares of common stock and $1,050,000 in notes and liabilities. The Company primarily acquired accounts receivable of approximately $1,100,000, inventory of approximately $800,000 and assumed liabilities of approximately $578,000.




The Accompanying Notes are an Integral Part of These Financial Statements.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Decor Group, Inc., a Delaware corporation [the "Company" or "Decor"], was incorporated on March 1, 1996. The Company was organized for the purpose of acquiring the Artisan House, Inc. ["Artisan"] which was completed on November 18, 1996. Artisan is engaged in the business of manufacturing, marketing, selling and distributing wall hanging sculptures. The transaction was recorded under the purchase method. The Company is a subsidiary of Interiors, Inc. ["Interiors"] [See Note 7].

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. There were $547,490 cash equivalents at December 31, 1996.

[C] Inventory - Inventory is stated at the lower of cost or market, is comprised of materials, labor and factory overhead, and is determined on the first-in, first-out ["FIFO"] basis.

[D] Property and Equipment - Property and equipment is stated at cost and is net of accumulated depreciation. The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. Depreciation and amortization of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Vehicles                                 3 Years
Machinery and Equipment             5 - 10 Years
Furniture and Fixtures                   7 Years

Leasehold improvements are amortized utilizing the straight-line method over the shorter of the remaining term of the lease or the useful life of the improvement.

[E] Marketable Securities - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on March 3, 1996. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories:
Held-to-maturity debt securities; trading securities; and available-for-sale securities.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are securities bought an held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Held-to-maturity debt securities are reported at amortized cost.

[F] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. was charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company amortizes its goodwill over a period of up to 10 years using the straight-line method. The amount of amortization charged to operations for the period ended December 31, 1996 was $17,720. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[G] Other Intangible Assets - Other intangible assets include trademarks, copyrights and artwork, customer lists, and covenants not-to-compete. These costs are being amortized over a 15 year life using the straight-line method.

A summary is as follows:
                                   Accumulated
                                            Cost     Amortization       Net

Customer Lists                          $   200,000   $     1,556  $   198,444
Covenants Not-to-Compete                    100,000           778       99,222
Trademarks                                  150,000         1,167      148,833
Copyrights and Artworks                     150,000         1,167      148,833
                                        -----------   -----------  -----------

  Total                                 $   600,000   $     4,668  $   595,332
  -----                                 ===========   ===========  ===========

The amount of amortization charged to operations for the period ended December 31, 1996 was $4,668.

[H] Stock Options and Similar Equity Instruments Issued to Employees - The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123 on April 1, 1996 for financial note disclosure purposes and will continue to apply APB Opinion No. 25 for financial reporting purposes.

[I] Offering Costs - Such costs were recorded as a reduction of the net proceeds of the offering.

[J] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes was based on a) the 3,937,500 common shares issued since the initial capitalization and on the 4,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception to June 30, 1996 [the last period in the IPO Prospectus] and b) after the IPO: the 3,937,500 shares outstanding from July 1, 1996 through December 31, 1996 and the 1,035,000 shares issued in connection with the initial public offering and the 150,000 shares issued in connection with the acquisition of the Artisan House. Convertible preferred stock options and warrants are not included because the effect would be anti-dilutive [See
Note 8].

[K] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At December 31, 1996, $357,489 of cash exceeds insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, has established an allowance for uncollectible accounts of $72,387 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not obtain collateral on its accounts receivable.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[L] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[M] Basis of Presentation - The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-B and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles; however, in the opinion of the management of the Company, the interim financial statements include all adjustments which are necessary in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the Form SB-2 that was declared effective November 12, 1996.

[2] Acquisition - Artisan House

On November 18, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,656 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $53,933 which will be amortized to interest expense. Separately, the seller was issued 50,000 shares of Decor common stock, valued at $300,000. The Company recorded additional accrued costs of the acquisition of approximately $125,263, which represents the excess fair value as presently estimated over the prescribed contract amounts. This liability could be subject to further adjustment.
Goodwill and other intangibles totaling approximately $2,119,000 will be amortized between 10 - 15 years using the straight-line method. Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan House, Inc. were combined with those of the Company as of November 18, 1996.

The following unaudited pro forma combined results of operations accounts for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts, consulting agreements, and options issued.

                                For the period April 1,      Year ended
                                  through December 31,        March 31,
                                   1 9 9 6      1 9 9 5        1 9 9 6
                                   -------      -------        -------

Total Revenues                   $4,207,052  $3,674,319     $ 4,809,422
                                 ==========  ==========     ===========

Net Loss                         $(718,614)  $ (895,810)    $  (520,054)
                                 =========   ==========     ===========

Net Loss Per Common Share        $    (.12)  $     (.15)    $      (.06)
                                 =========   ==========     ===========

Weighted Average Number of
  Shares Outstanding             5,887,500    5,887,500       8,587,500
                                 =========   ==========     ===========

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[2] Acquisition - Artisan House [Continued]

Employment Agreement - Seller - The Company, entered into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. The Seller will be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which was paid at closing and $40,000 of which is to be paid in twelve equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of the Company's sales and 5% of the Company's export sales in excess of those achieved by Artisan House, Inc. for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis, and (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the employment agreement.

On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 150,000 shares of the Company's common stock on each of the first and second anniversary of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $58,333 on a proforma basis as compensation expense for the period ended December 31, 1996.

[3] Inventories

The components of inventory were as follows at December 31, 1996:

Raw Materials                           $  286,279
Work-in Process                            186,970
Finished Goods                             331,419
                                        ----------

  Totals                                $  804,668
  ------                                ==========

[4] Related Party Transactions

[A] Note Receivable - Interiors - On March 5, 1996, the Company advanced $50,000 with 8% interest to a firm that renders management services to the Company. The Company was repaid on April 16, 1996. Interest income of $250 was recorded as of March 31, 1996. On August 29, 1996 and September 13, 1996, the Company advanced an additional $50,000 with 10% interest. The Company was repaid on November 15, 1996 [See Note 6].

[B] Management Agreements - On May 28, 1996, the Company entered into a two year management agreement with Interiors which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $75,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee will be accrued quarterly and paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties.

[C] Due to Stockholder - Interiors - During the nine months ended December 31, 1996, the Company was charged $56,250 in management fees in accordance with its agreement with Interiors. On November 15, 1996, the Company was advanced $50,238 from Interiors. On December 15, 1996, Interiors loaned an additional $60,000 to the Company.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[4] Related Party Transactions [Continued]

[D] Employment Agreement - President - In June 1996, the Company entered into a three year employment contract with the President of the Company for which an initial base salary of $117,500 per annum will take effect upon the acquisition of Artisan House, Inc. In addition, the agreement calls for the granting of options to purchase 15,000 shares of common stock of the Company at an exercise price of $1.67 per share for each full year of employment under the agreement and an annual bonus equal to 2% of the amount by which the Company's net sales exceed the net sales for the year ended June 30, 1997. On November 18, 1996, the Company recorded deferred compensation of $45,000 and amortized $1,750 as compensation expense for the period ended December 31, 1996.

[E] Stockholders' Loans Payable - On June 21, 1996, the Company received commitments from stockholders for a total of $50,000 in loan proceeds. However, the Company received $35,500 in June 1996 and $8,000 in July 1996. The remaining commitment for $6,500 was not required. The notes bear interest at 12% per annum and have a maturity date in April 1998. Interest expense for the period ended December 31, 1996 was $2,909.

[F] Leases - Commencing November 19, 1996, the Company leases manufacturing and office space in California from the seller of Artisan House and is used by the Company in Artisan Houses' continuing operation under an operating lease which expires November 20, 2001. The lease provides for additional rent based on increases in operating costs. The monthly rental is $14,000.

[5] Notes Payable
                                           As of
                                       December 31,
                                          1 9 9 6

Bridge Loans [A]                        $       --
Acquisition Loans [B]                      923,496
Assumed Notes [C]                           21,691
                                        ----------

Total                                      945,187
Less:  Discount [B]                         51,875

Total                                      893,312
Less: Current Portion                      196,223

  Long-Term Portion                     $  697,089
  -----------------                     ==========

The prime rate at December 31, 1996 was approximately 8%.

[A] Bridge Loans - On March 31, 1996, the Company borrowed an aggregate of $250,000 from nine [9] lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. The Bridge Notes were due and payable upon the earlier of (i) March 18, 1997 or (ii) the closing of an initial underwritten public offering of the Company's securities with interest of 8% per annum. The Company used a portion of the proceeds of the initial public offering to repay the Bridge Lenders. The Bridge Lenders received a total of 1,500,000 Class A Warrants for 4,500,000 shares of common stock, which were registered in the Company's registration statement that was declared effective by the Securities and Exchange Commission on November 12, 1996 [See Note 8]. The Class A Warrants are exercisable at a price of $5.25 per warrant commencing two years from the effective date of the initial public offering and expire six years from the effective date of the offering. The Company recorded a discount on the bridge notes at March 31, 1996 of $214,300, which was amortized over the life of the bridge loans. For the period ended December 31, 1996, the Company amortized the entire discount of $214,300 as interest expense.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[5] Notes Payable [Continued]

[B] Acquisition Loans - On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of which $100,000 will be due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,656 with a final payment of $150,000 at maturity bearing interest at 8%. The note is secured by a second interest on furniture, fixtures and equipment and inventory of the Company. The non-interest bearing portion of the note was discounted at 8% which gives rise to a discount of $51,875.

[C] Assumed Notes of Artisan House, Inc. - In connection with the acquisition, the Company assumed notes payable in the aggregate amount of $212,891 of which approximately $190,000 was paid off in connection with the closing of the acquisition and the remaining notes of approximately $23,000 bear interest ranging from 9.5% to 13.4% maturing through 2001. Such notes are collateralized by various equipment of the Company.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors whereby Interiors will provide the Company certain marketing and management services [See Note 4B]. The exchange of shares between the Company and Interiors is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. Accordingly, the Company's intention is to maintain a long-term position in its investment in Interiors. The Company has classified its investment as available for sale. As of March 31, 1996, the per share market value of Interior's common stock and Series A Convertible Preferred Stock was $3.063 and $5.875, respectively. Accordingly, gross unrealized holding gains of $12,600 and $175,000 existed at March 31, 1996 on the common stock and Series A Convertible Preferred Stock, respectively. As of December 31, 1996, the per share market value of Interior's common stock and Series A Convertible Preferred Stock was $1.938 and $5.938, respectively. Therefore, the carrying value at December 31, 1996 was $1,575,000. Accordingly, a gross unrealized holding loss and gain of $212,500 and $187,500 existed at December 31, 1996 on the common stock and Series A Convertible Preferred Stock, respectively. As of December 31, 1996, Interiors owned approximately 80% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

[7] Deferred Taxes

Deferred income taxes reflect the net tax effect of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) tax operating loss carryforwards. The Company had a deferred tax asset of $141,700 arising from loss carryforwards and the net unrealized loss on marketable securities which is offset by a 100% valuation allowance.

The Company has tax loss carryforwards at December 31, 1996 of approximately $304,000 which will expire in 2012.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[8] Capital Stock Transactions

[A] Public Offering - On November 12, 1996, the Company successfully completed its initial public offering and sold 370,000 shares of common stock at $10 per share of which 25,000 shares of common stock are owned and offered by the stockholders. As a result of this offering, the Company received net proceeds of $2,248,033 [net of $1,228,294 offering expenses].

[B] Common Stock - In March 1996, the Company issued 3,937,500 shares of common stock to seven parties for a total of $105,000 of which $103,000 was in cash and $2,000 was for the fair value of services. At March 31, 1996, $8,000 was reflected as a stock subscription receivable, which was received May 21, 1996.

[C] Reverse Stock Split - On October 16, 1996, the Company effected a one-for-two reverse split of the Company's preferred and common stock. The financial statements have been restated to give effect to the reverse stock split. The reverse stock split did not change the number of shares authorized or the par value of any class of capital stock.

[D] Warrants - The Company issued representative stock warrants with rights to purchase up to 30,000 shares at a purchase price of $15.75 per share exercisable commencing November 12, 1998 and expiring November 12, 2001.

[E] Stock Options - A summary of the status of the Company's options as of December 31, 1996 and changes during the period April 1, 1996 through December 31, 1996 is presented below:

                                                   Shares         Price

Outstanding at Beginning of Period                       --   $       --

  Granted During the Period                         345,000   .0001-1.67
  Exercised During the Period                            --           --
  Forfeited During the Period                            --           --
  Expired During the Period                              --           --
                                                -----------   ----------

Outstanding at End of Period                        345,000   $.0001-1.67
                                                ===========   ===========

  Exercisable at End of Period                           --   $       --
  ----------------------------                  ===========   ==========

[F] Preferred Stock - Series A Convertible - Each share shall not have the right to vote nor to receive dividends and the liquidation rate is $.0001 per share. Each share is convertible into one share of common stock, subject to certain anti-dilution provisions. Series B Non-Convertible - Each share shall not receive dividends, but will have the right to vote and the liquidation rate is $.0001 per share. Series C Convertible - Each share shall not have the right to vote nor receive dividends. The liquidation rate is $.0001 per share. Each share is convertible commencing September 1, 1997, subject to adjustment, into one share of common stock, subject to certain anti-dilution provisions.

[G] Common Stock Dividends - On December 3, 1996, the Board of Directors declared a dividend on its shares of common stock, distributable to stockholders of record of the Company as of December 16, 1996 on the basis of two additional shares of common stock for each one share of common stock previously outstanding. All share data in the financial statements have been adjusted for this dividend.

DECOR GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[8] Capital Stock Transactions [Continued]

[H] Series B Preferred Stock Dividend - In January of 1997, the Company issued a dividend on its Series B Preferred Stock payable to the stockholder of record as of December 16, 1996 on the basis of 1 share of Series B Preferred Stock for each 1 share of Series B Preferred Stock outstanding. All share data have been adjusted for this dividend. In addition, the resolution was made that if at any time the Company's Board of Directors and stockholders approve an increase in the number of authorized shares of Series B Preferred Stock to not less than 30,000,000 shares, then the Series B Preferred stockholder shall be issued an additional 10,000,000 shares of Series B Preferred.

[9] Commitments and Contingencies

Leases - The Company leases manufacturing and office space in California from the seller of Artisan House and is used by the Company in Artisan Houses' continuing operation under an operating lease which expires November 20, 2001. The lease provides for additional rent based on increases in operating costs. The monthly rental is $14,000.

[10] Fair Value of Financial Instruments

The carrying amount of cash, notes receivable and notes payable included in current liabilities approximates fair value because of their short maturities. The carrying amount of notes payable and loans payable - stockholders included in non-current liabilities approximates their fair value because they bear interest at a rate that approximates the Company's cost of capital.

[11] New Authoritative Pronouncements

The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of 125, which are not expected to be relevant to the Company.







                    .   .   .   .   .   .   .   .   .   .   .

Item 2.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




OVERVIEW

Decor Group, Inc. [the "Company" or "Decor"] was formed in March of 1996. The primary activities of Decor prior to the acquisition of Artisan House, Inc.
["Artisan"] on November 18, 1996 for approximately $3,750,000 have been investing and financing activities [See "Liquidity and Capital Resources"]. Artisan is engaged in the design, manufacturing and marketing of metal wall, table and freestanding sculptures.

On March 3, 1996, the Company issued to Interiors, Inc. ["Interiors"] 250,000 shares of Series A NonVoting Convertible Preferred Stock and an option to purchase 10,000,000 shares of Series B NonConvertible Voting Preferred Stock for $2,000 in exchange for Interiors issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors whereby Interiors will provide the Company certain marketing and management services. The exchange of shares between the Company and Interiors is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. Accordingly, the Company's intention is to maintain a long-term position in its investment in Interiors. The Company has classified its investment as available for sale. As of March 31, 1996, the per share market value of Interior's common stock and Series A Convertible Preferred Stock was $3.063 and $5.875, respectively. Accordingly, gross unrealized holding gains of $12,600 and $175,000 existed at March 31, 1996 on the common stock and Series A Convertible Preferred Stock, respectively. As of December 31, 1996, the per share market value of Interior's common stock and Series A Convertible Preferred Stock was $1.938 and $5.938, respectively. Therefore, the carrying value at December 31, 1996 was $1,575,000. Accordingly, a gross unrealized holding loss and gain of $212,500 and $187,500 existed at December 31, 1996 on the common stock and Series A Convertible Preferred Stock, respectively. As of December 31, 1996, Interiors owned approximately 80% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

On November 12, 1996, the Company realized net proceeds of $2,248,033 from the initial public offering of the Company's common stock. The financial statements included with this filing include the transactions pursuant to the acquisition of Artisan House and the Company's public offering of securities. The financial statements consolidate the results of Artisan House with the Company commencing November 18, 1996, the date of acquisition.

RESULTS OF OPERATIONS

Decor had revenues and cost of revenues for the period April 1, 1996 through December 31, 1996 of $635,031 and $347,387, respectively. This represents Artisan's sales and cost of sales transactions for the period November 19, 1996 through December 31, 1996 based primarily with Looney Toons characters under license with Warner Brothers.

Decor had acquisition fees, selling and administrative expenses for the period April 1, 1996 through December 31, 1996 of $567,555 of which $233,464 represented Artisan's expenses for the period November 19, 1996 through December 31, 1996.

The Company incurred a net loss of $522,199 for the nine months ended December 31, 1996. This includes net income generated by Artisan House of approximately $42,000 for the period November 19, 1996 through December 31, 1996.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, Decor had a working capital of $1,636,009. For the nine months ended December 31, 1996, the Company used $139,580 for operating activities. For the nine months ended December 31, 1996, investing activities utilized cash of $2,202,001 primarily comprising $2,250,000 utilized for the acquisition of Artisan House, Inc. For nine months ended December 31, 1996, financing activities generated $2,842,071 primarily from the sale of common stock in connection with the initial public offering for $2,248,033. The cash balance at December 31, 1996 was $547,490.

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 will be due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,656 with a final payment of $150,000 at maturity bearing interest at 8%. The note is secured by a second interest on furniture, fixtures and equipment and inventory of the Company. The non-interest bearing portion of the note was discounted at 8% which gives rise to a discount of $51,875.

In connection with the acquisition, the Company assumed notes payable in the aggregate amount of $212,891 of which approximately $190,000 was paid off in connection with the closing of the acquisition and the remaining notes of approximately $23,000 bear interest ranging from 9.5% to 13.4% maturing through 2001. Such notes are collateralized by various equipment of the Company.

In March 1996, the Company issued to Interiors 250,000 shares of Class A Non-Voting Convertible Preferred Stock and an option to purchase 10,000,000 shares of Class B Non-Convertible Voting Preferred Stock in exchange for Interiors issuing to the Company 200,000 shares of Common Stock valued at $600,000 at March 31, 1996 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 at March 31, 1996. As of December 31, 1996, the per share market value of Interior's common stock and Series A Convertible Preferred Stock was $1.938 and $5.938, respectively. Therefore, the carrying value at December 31, 1996 was $1,575,000. Accordingly, a gross unrealized holding loss and gain of $212,500 and $187,500 existed at December 31, 1996 on the common stock and Series A Convertible Preferred Stock, respectively.

In May 1996, the Company entered into a management agreement with Interiors which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $75,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee will be accrued quarterly and paid quarterly to the extent that there is excess cash flow available to the Company. Excess cash flow is defined in the agreement to mean cash flow from operations adjusted to reflect changes in working capital, interest payments, principal repayments and capital expenditures. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties.

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

On June 21, 1996, the Company received commitments from its stockholders for an additional $50,000 in loan proceeds. However, the Company received $35,500 in June 1996 and $8,000 in July 1996. The remaining balance for $6,500 was not required. The notes bear interest at 12% per annum.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

On August 9, 1996, the Company agreed to issue to Interiors 28,334 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $425,000. On August 23, 1996, the Company agreed to issue to Interiors an additional 18,750 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $281,250. On September 6 and 13, 1996, the Company agreed to issue to Interiors an additional aggregate 7,850 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $117,750.

On August 29, 1996 and September 13, 1996, the Company advanced an aggregate $50,000 with 10% interest to a firm that renders management services to the Company. The Company was repaid on November 16, 1996.

During the nine months ended December 31, 1996, the Company was charged $56,250 in management fees in accordance with its agreement with Interiors. On November 15, 1996, the Company was advanced $50,238 from Interiors. On December 15, 1996, Interiors loaned an additional $60,000 to the Company.

Management believes that the net proceeds of the offering of approximately $2,200,000 and the cash generated from operating activities of Artisan House, Inc. will provide the Company with sufficient capital to fund ongoing operations for at least 12 months. Management believes that capital requirements relating to research and development and capital expenditures will be met by funds derived from operations.

NEW AUTHORITATIVE PRONOUNCEMENTS

The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of 125, which are not expected to be relevant to the Company.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Decor Group, Inc.





Date: February 17, 1997             By:/s/ Donald Feldman
                                        Donald Feldman,
                      Chief Executive and Financial Officer