Form 10KSB
period 1997-03-31
DECOR GROUP INC
filed 1997-06-30
CIK 1016393

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            REPORT ON FORM 10-KSB

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended March 31, 1997.

Commission File No. 0-28960

                              DECOR GROUP, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                        13-3911958
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

    320 Washington Street
    Mt. Vernon, New York                                   10553
    (Address of Principal                               (Zip Code)
     Executive Offices)

Registrant's telephone number, including area code: (914) 665-5400

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0001 per share
                               (Title of Class)

              Redeemable Class A Common Stock Purchase Warrants
                               (Title of Class)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for its most recent fiscal year were $2,003,000.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of June 23, 1997, was approximately $25,068,593.


Number of shares outstanding of the issuers Common Stock as of June 23, 1997, was 5,122,500 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                                    PART I

Item 1.  BUSINESS.

         Decor Group, Inc., a Delaware corporation (the "Company" or "Decor"), was incorporated in March 1996 and formed Artisan Acquisition Corporation as a Delaware corporation wholly owned by the Company ("AAC"). AAC was incorporated for the purpose of entering into that certain Asset Purchase Agreement dated March 1996 with Artisan House, Inc. ("Artisan House") pursuant to which AAC agreed to purchase substantially all of the operating assets, and to assume certain liabilities, of Artisan House. In November 1996 immediately following the closing of the initial public offering of the Company's securities, AAC and Artisan House closed on the transactions contemplated by the Asset Purchase Agreement (the "Artisan House Acquisition"). In January 1997, AAC changed its name to Artisan House, Inc. ("AHI").

         As a result of the Artisan House Acquisition, the Company through AHI is engaged in designing, manufacturing and marketing of metal wall-mounted, tabletop and freestanding sculptures. The primary goal of AHI is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices. AHI markets its products through a network of independent commissioned sales representatives, as well as through strategically located showrooms servicing the home furnishing and decorative accessory industries. AHI maintains showrooms located in High Point, North Carolina, San Francisco, California, Atlanta, Georgia and Dallas, Texas.

         Typical customers of AHI include fine furniture stores, interior decorators and major department stores such as Sears and JC Penny, large furniture chains such as Levitz and Wickes, and catalogue houses such as Parke-Bell. For the fiscal year ended March 31, 1997, sales to JC Penny, Sears, Parke-Bell, Levitz and Wickes represented 6.2%, 6.0%, 4.6%, 4.4% and 3.4%, respectively of AHI's total sales.

         The Company believes that the home furnishing and decorative accessory supply industry will consolidate as major retailers attempt to increase their "single-sourcing" in order to reduce distribution and related expenses. The Company's objective is to capitalize on the fragmented nature of the supply side of the home decorative accessory industry and the consolidation of such industry by acquiring manufacturers and distributors of art-related decorative accessories. Through such acquisitions, the Company intends to increase the number and nature of products manufactured by the Company or its subsidiaries.

         On November 18, 1996, the Company completed an initial public offering (the "IPO") pursuant to which the Company sold 345,000 shares of Common Stock to the public at $10 per share. The proceeds from the IPO were used primarily to close on the Artisan House Acquisition and to repay certain indebtedness of the Company. The Company's shares of Common Stock trade on the NASD OTC Bulletin Board and on June 23, 1997 the closing bid price for the shares was $ 5.1875 per share.

         In December 1996, the Company effected a 3-for-1 stock split by way of a stock dividend. Each outstanding share of Common Stock as of December 16, 1996 was entitled to receive two (2) shares of Common Stock. All per share information contained in this Annual Report gives effect to the stock dividend.

         In April 1997, the Company entered into a letter of intent to acquire a major decorative accessories manufacturer, based on the West Coast, with annual sales in excess of $10,000,000. The Company is currently continuing negotiations regarding the acquisition by the Company of such company.

         On May 1, 1997, the Company filed an application with The Boston Stock Exchange for the initial listing of the Company's Common Stock and Class A Common Stock Purchase Warrants. On May 21, 1997, the Company was informed that the Boston Stock Exchange rejected the Company's listing application.

         On May 6, 1997 the Company filed an application with The Nasdaq Stock Market, Inc. for initial listing of the Company's Common Stock and Class A Common Stock Purchase Warrants. The Company's application is currently pending.

         The Company's executive offices are located at 320 Washington Street, Mt. Vernon, New York 10553, and the offices of AHI are located at 1755 Glendale Boulevard, Los Angeles, California 90026.

Manufacturing

         AHI manufactures substantially all of its sculptures and decorative pieces at its facility in Los Angeles, California. Virtually all of the products are made of assorted metals, such as brass, bronze, steel and aluminum which are then formed and hand finished. Manufacturing operations include customized proprietary metal fabrication equipment, using tools, jigs and dies especially created for AHI. Production also includes finishing, which involves hand painting and toning, and a finishing process which uses proprietary techniques which AHI believes substantially improves the appearance of the product.

         AHI maintains an inventory of various metal such as brass, bronze and stainless steel and other materials for use in its manufacturing processes. AHI's tool and die inventory allows for the manufacturing of a broad range of designs. These tools can be used to produce hundreds of styles of decorative wall sculptures.

         No single outside manufacturer supplies 5% or more of AHI's raw materials, and AHI's management is not aware at this time of any product or manufacturer which AHI cannot replace with a comparable product from an alternative manufacturer.


Products

         AHI's products include metal wall-mounted, tabletop and freestanding sculpture. AHI's product styles range from contemporary to neoclassical, from Americana to transitional. AHI also manufactures products based on popular themes such as sports, music, and nostalgia. In addition, AHI has several licensing programs pursuant to which AHI produces sculptures with designs derived from Norman Rockwell images, the popular 1940's movie entitled, "Casablanca", RCA's Little Nipper, and Warner Bros. Looney Tunes characters. In total, AHI produces hundreds of different styles within its product line.

License Agreements

         AHI currently manufacturers products pursuant to license agreements for
(i) the cartoon character, "Betty Boop", (ii) the movie classic, "Casablanca",
(iii) the "Nipper Dog" (the RCA dog), and (iv) up to ten (10) Norman Rockwell illustrations. The "Betty Boop", "Nipper Dog" and Norman Rockwell licenses terminate on December 31, 1997, April 30, 1999, and September 30, 1997, respectively. The Company is currently negotiating a renewal of its existing license agreement for "Casablanca".

         On September 24, 1996, Artisan entered into a license agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P., pursuant to which Artisan was granted the non-exclusive right to produce a number of Warner Bros. "Looney Tunes" cartoon characters, including, but not limited to, Bugs Bunny, Sylvester, Tweety, Porky Pig, Road Runner, Daffy Duck, Tasmanian Devil and Yosemite Sam. The license terminates on December 31, 1998.

         On December 3, 1996, AHI entered into a license agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P., pursuant to which AHI was granted the non-exclusive right to produce a number of Warner Bros. "Space Jam" cartoon characters including Nerdlucks, Monstars, Swackhammer and Lola Bunny, as well as the following "Looney Tunes" characters: Bugs Bunny, Daffy Duck, Sylvester, Tweety, Road Runner, Wile E. Coyote, Tasmanian Devil, Elmer Fudd, Porky Pig, Yosemite Sam, Pepe Le Pew and Marvin the Martian. The license terminates on December 31, 1997.

         Generally, all of the license agreements are non-exclusive, permit sales in the United States and require AHI to make periodic royalty payments based upon revenues from the sale of licensed works.

Marketing

         AHI markets its products through a network of independent commissioned sales representatives. Domestically, AHI has, as of June 1, 1997, twenty one (21) commissioned sales representatives. Internationally, AHI has distributors in Taiwan, Australia, the United Kingdom, France, Belgium, and Holland. In

addition, AHI has non-exclusive representation in the Middle East, Japan and parts of Europe. AHI has permanent showrooms located in High Point, NC and San Francisco, CA, Atlanta, GA and Dallas, TX. These showrooms are strategically located in an effort to efficiently service the home furnishing and decorative accessory industries.

Suppliers

         AHI purchases metal and other materials from a wide variety of sources, and has at least two, and often more, suppliers for each item used in its manufacturing process, and is not dependent upon any one supplier. AHI currently purchases from a vendor base of more than 150 suppliers. While there are many suppliers of most materials, AHI has chosen to limit the majority of its purchases to the one or two vendors with whom it has developed long-term relationships. Generally AHI does not need to enter into contracts with its suppliers as most merchandise is readily available from multiple sources.

         The suppliers for those decorative accessory products which are not manufactured by AHI include items such as marble, glass, mirror, and wood. AHI does not currently purchase 5% or more of any of these products from any one outside supplier. Products purchased from suppliers are produced exclusively for AHI and therefore are not commonly available.

Competition

         The sculpture and decorative accessory industry in the United States is highly fragmented and consists primarily of small, local manufacturers and assemblers. Only a few companies are basic manufacturers of metal wall hangings and sculptures. However, there can be no assurance that AHI's position in this industry will continue in this manner.

         Management believes that the sale of decorative accessories in the wholesale market is also highly fragmented, with thousands of small, specialized manufacturers and distributors and management is not aware of a manufacturer of upscale decorative accessories similar to those distributed by the Company.

         AHI believes that its competitive advantage lies in its ownership of a substantial number of models, tools, jigs and dies and its continuing ability to manufacture quality products. Management also believes that AHI is further protected by what AHI considers to be its excellent reputation with its customer base and management's estimation that the cost to build tools, jigs, dies and molds, make the entry of meaningful competition extremely difficult. Management also believes that it would be difficult to establish a trained work force of skilled crafts people. However, there can be no assurance that such assets will continue to afford AHI any competitive advantage.

Trademark Protection

         The trademarks "Artisan House", "C. Jere", "Sauteur", and "Glendale Ironworks" have been registered with the United States Patent and Trademark

Office ("PTO"). AHI presently makes all appropriate filings and registrations and takes all other actions necessary, to protect all of its intellectual property rights. There can be no assurance, however, that AHI will be able to effectively protect such property rights. The failure by AHI to protect such rights from unlawful and improper appropriation may have a material adverse effect on AHI. Although to date no claims have been brought against AHI alleging that it infringes on the intellectual property rights of others, there can be no assurance that such claims will not be brought against AHI in the future, or that if made, such claims will not be successful. In addition to any potential monetary liability for damage, AHI could be required to obtain a license in order to continue to use the trademarks in question or could be enjoined from using such trademarks if such license were not made available on acceptable terms. If AHI becomes involved in such litigation, it may divert significant Company resources, which could have a material adverse effect on AHI and its results or operations, and, if such a claim were successful, AHI's business could be materially adversely affected.

Copyright Protection

         The Company has been granted and currently maintains over 270 copyrights on written and visual product designs for metal wall hangings and free-standing sculptures, from the United States Copyright Office.

Research and Development

         AHI continually seeks to develop additional product designs and product concepts and their related tooling, through product design proposals submitted by independent commissioned artists. So long as AHI generates sufficient cash flow, AHI expects to continue to increase its expenditures for product development as it expands its in-house manufacturing to expand its finishing and fabrication capabilities. However, there can be no assurance that such product development will yield profitable growth.

Government Regulation

         AHI's operations are subject to numerous Federal, state and local laws and regulations relating to the environment and health and safety and other regulatory matters. Certain materials used in the manufacturing of the AHI's products such as paints, solvents and other water-based related finishes may be classified by Federal and certain state and local governments as "hazardous materials." Control of those substances is regulated by the Environmental Protection Agency ("EPA") and certain state and local environmental protection agencies which require reports and inspect facilities to monitor compliance. In addition, under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean up and remediation costs required for such site in the event that the site is not properly closed by the owner or operator, irrespective of the amount of waste sent to the site. AHI's manufacturing facilities have been and will continue to be inspected by the Occupational Safety and Health Administration and by certain state and local inspection agencies and departments. AHI has obtained all permits and anticipates that its facilities and operations will be in substantial compliance with all material applicable laws and regulations. Nevertheless, no assurance can be given that AHI will be able to obtain such permits in the future or that future events, such as changes in or modified interpretations of existing laws or regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect on the Company.

Employees

         As of June 15, 1997, the Company had a total of 78 full-time employees, 17 of whom are engaged in performing administrative functions, and 61 of whom are engaged in manufacturing and shipping. The Company and its employees are not parties to any collective bargaining agreements. The Company believes its relationship with all of its personnel is good.

Item 2.  PROPERTIES.

         The Company has its principal offices at 320 Washington Street, Mt. Vernon, New York, where the Company has sub-leased approximately 3,500 square feet of administrative offices from Interiors, Inc., a stockholder of the Company. AHI's principal offices, manufacturing and warehousing facilities and factory showroom are located at 1755 Glendale Boulevard, Los Angeles, California (the "Los Angeles Facility"). On November 18, 1996, AHI entered into a five (5) year lease with Henry Goldman, President and Chief Executive Officer of AHI, for the Los Angeles facility. The lease is for approximately 33,000 square feet and requires a monthly rent payment of $14,000. AHI has determined that there is substantial manufacturing and warehousing space available in the vicinity if AHI were it required to expand or relocate some or all of its current facilities.

         AHI also operates four (4) leased showrooms, in San Francisco, California, High Point, North Carolina, Dallas, Texas and Atlanta, Georgia.

Item 3. LEGAL PROCEEDINGS.

         In March 1997, CIDCOA International, Inc. ("CIDCOA") f/k/a Artisan House, Inc., brought an arbitration proceeding against AHI before JAMS/Endispute in Los Angeles, California. CIDCOA alleges that AHI has failed to pay CIDCOA additional sums owed to it in connection with the AHI's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan House, Inc., pursuant to a purchase price adjustment contemplated in that certain Asset Purchase Agreement entered into between the Company, AHI, Henry Goldman and Artisan House, Inc. CIDCOA alleges that it is owed a purchase price adjustment of $458,882 and that AHI assume a liability of $351,000. AHI denied the allegations, and brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA, and has asserted a counterclaim in the amount $142,672. AHI intends to vigorously defend the claims brought by CIDCOA against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended March 31, 1997.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock commenced trading on the NASD OTC Bulletin Board on the effectiveness of the Company's initial public offering on November 12, 1996, under the symbol "DECG,"

         The following table indicates the high and low bid prices for the Company's Common Stock for the period from November 12, 1996 to March 31, 1997 based upon information supplied by the Nasdaq system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods.

                                                  Common Stock*
                                     ------------------------------------
                                      High                          Low
                                      ----                          ---
November 12, 1996 through           $18.00                         $5.375
December 31, 1996
First Quarter, 1997                 $6.5625                        $4.688
-----------------
* Prices for the period after December 16, 1996 reflect the Company's 3- for- 1 stock split.

         On June 23, 1997, the final quoted price as reported by The NASD OTC Bulletin Board was $5.1875 for the Common Stock. As of June 23, 1997, there were 5,122,500 shares of Common Stock outstanding, held of record by approximately 47 record holders and approximately 1,400 beneficial owners.

         In December 1996, the Company effected a 3-for-1 stock split by way of a stock dividend. Each outstanding share of Common Stock as of December 16, 1996 was entitled to receive two (2) shares of Common Stock.

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Decor Group, Inc. [the "Company" or "Decor"] was formed in March of 1996. The primary activities of Decor prior to the acquisition of Artisan House, Inc. ["Artisan"] on November 18, 1996 for approximately $3,750,000 have been investing and financing activities [See "Liquidity and Capital Resources"]. Artisan is engaged in the design, manufacturing and marketing of metal wall-mounted, tabletop and freestanding sculptures.

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 5B]. The exchange of shares between the Company and Interiors, Inc. is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. The Company has classified its investment as available for sale. As of March 31, 1996, the per share market value of Interiors, Inc.'s common stock and Series A Convertible Preferred Stock was $3.063 and $5.875, respectively. Accordingly, gross unrealized holding gains of $12,600 and $175,000 existed at March 31, 1996 on the common stock and Series A Convertible Preferred Stock, respectively. As of March 31, 1997, the per share market value of Interiors, Inc.'s common stock and Series A Convertible Preferred Stock was $1.06 and $3.00, respectively. Therefore, the carrying value at March 31, 1997 was $812,600. Accordingly, gross unrealized holding losses of $387,400 and $400,000 existed at March 31, 1997 on the common stock and Series A Convertible Preferred Stock, respectively. As of March 31, 1997, Interiors, Inc. owned approximately 79% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

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

In April 1997, the Company entered into a letter of intent to acquire a decorative accessories manufacturer, based on the West Coast. The Company is currently continuing negotiations regarding the acquisition by the Company.

RESULTS OF OPERATIONS

Decor had revenues and cost of revenues for the period April 1, 1996 through March 31, 1997 of $2,003,084 and $990,514, respectively. This represents Artisan's sales and cost of sales transactions for the period November 19, 1996 through March 31, 1997.

Decor had acquisition fees, selling and administrative expenses for the period April 1, 1996 through March 31, 1997 of $1,625,324 of which $945,305 represented Artisan's expenses for the period November 19, 1996 through March 31, 1997.

The Company incurred a net loss of $855,796 for the year ended March 31, 1997. This includes net income generated by Artisan House of approximately $55,000 for the period November 19, 1996 through March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, Decor had working capital of $1,422,042. For the year ended March 31, 1997, the Company used $410,159 for operating activities. For the year ended March 31, 1997, investing activities utilized cash of $2,204,589 primarily comprising $2,250,000 utilized for the acquisition of Artisan House, Inc. For year ended March 31, 1997, financing activities generated $2,737,256 primarily from the sale of common stock in connection with the initial public offering with net proceeds of $2,236,123. The cash balance at March 31, 1997 was $169,508.

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was paid in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,656 with a final payment of $150,000 at maturity bearing interest at 8%. The note is secured by a second interest on all of Artisan's assets. The non-interest bearing portion of the note was discounted at 8% which gave rise to a discount of $51,875.

In connection with the acquisition, the Company assumed notes payable in the aggregate amount of $212,891 of which approximately $190,000 was paid off in connection with the closing of the acquisition and the remaining notes of approximately $23,000 bear interest ranging from 9.5% to 13.4% maturing through 2001. Such notes are collateralized by various equipment of the Company.

In March 1996, the Company issued to Interiors 250,000 shares of Class A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B Non-Convertible Voting Preferred Stock in exchange for Interiors issuing to the Company 200,000 shares of Common Stock valued at $600,000 at March 31, 1996 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 at March 31, 1996. As of March 31, 1997, the per share market value of Interior's common stock and Series A Convertible Preferred Stock was $1.06 and $3.00, respectively. Therefore, the carrying value at March 31, 1997 was $812,600. Accordingly, gross unrealized holding losses of $387,400 and $400,000 existed at March 31, 1997 on the common stock and Series A Convertible Preferred Stock, respectively.

In May 1996, the Company entered into a management agreement with Interiors which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of excess cash flows, whichever is greater, per annum. The management fee will be accrued quarterly and paid quarterly to the extent that there is excess cash flow available to the Company. Excess cash flow is defined in the agreement to mean cash flow from operations adjusted to reflect changes in working capital, interest payments, principal repayments and capital expenditures. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties.

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

On August 29, 1996 and September 13, 1996, the Company advanced an aggregate of $50,000 with 10% interest to a firm that renders management services to the Company. The Company was repaid on November 16, 1996.

During the nine months ended December 31, 1996, the Company was charged $56,250 in management fees in accordance with its agreement with Interiors. On November 15, 1996, the Company was advanced $50,238 from Interiors. Interiors advanced on December 15, 1996 an additional $60,000 and on February 25, 1997 $184,000 to the Company. The Company paid $140,000 in January and $43,000 in February of 1997 to Interiors.

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

The Company, entered into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. The Seller will be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which was paid at closing and $40,000 of which is to be paid in twelve equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of Artisan's sales and 5% of the Artisan's export sales in excess of those achieved by

Artisan House, Inc. for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis, and (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the employment agreement.

On December 31, 1996, the Artisan entered into a three year employment agreement with the Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon the Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 30,000 shares of the Company's Common Stock at an exercise price of equal to $.0001 per share exercisable for a period of six years for each of the next three years. For each of the three years ended March 31, 1998, 1999 and 2000 additional options to purchase 30,000 shares of the Company's Common Stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant. Continued employment by Artisan is required and Artisan must meet or exceed 115% of the prior year's NPBT. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

NEW AUTHORITATIVE PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Financial statements following Item 13 of this Annual Report on form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company are set forth below:

Name                      Age                        Position
----                      ---                        --------
Dennis D'Amore            47       President and Chief Financial Officer of the
                                   Company, and Chairman of the Board, Chief
                                   Operating Officer, and Treasurer of AHI.


Max Munn                  51       Chairman of the Board and Secretary

Donald Graves             52       Vice President of Sales and Marketing of AHI.

Matthew L. Harriton       32       Director

Michael Lulkin            41       Director

Henry Goldman             60       President and Chief Executive Officer of AHI.

Donald Feldman(1)         58       President and Chief Financial Officer of the
                                   Company.
------------
(1) Mr. Feldman's employment as President and Chief Financial Officer of the Company was terminated in March, 1997.

         Dennis D'Amore, has been President and Chief Financial Officer of the Company since March 1997 and Chairman of the Board, Chief Operating Officer, and Treasurer of AHI since January 6, 1997. From 1991 through 1996, Mr. D'Amore was a consultant to various private and public companies. From 1989 to 1991, Mr. D'Amore served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries, Inc. From 1988 to 1989, Mr. D'Amore served as President of Colford-D'Amore, Inc., a management consulting firm. From 1981 to 1988, Mr. D'Amore served as Executive Vice President and General Manager of Water Jet Corporation. Mr. D'Amore holds a Bachelor of Engineering-Mechanical Degree from New York University and subsequently received a Masters of Business Administration in Finance from Fairleigh Dickinson University.

         Max Munn, has been the Chairman of the Board of Directors since the Company's inception and was the President of the Company from inception until May 9, 1996. Mr. Munn became Secretary of the Company on March 21, 1997. Mr. Munn is currently President, Chief Executive, Financial and Accounting Officer, Treasurer and a Director of Interiors, Inc., a majority stockholder of the Company. Mr. Munn has also been the Executive Vice President-Operations and Secretary of Interiors, Inc., a principal stockholder of, and consultant to Interiors since February 1994 and a Director thereof since March 1994. He served as Vice President of Interiors from May 1993 until September, 1995. From November 1990 to May 11, 1993, Mr. Munn served as a consultant to Interiors, Inc., as well as a consultant directly and indirectly to Imperial Enterprises, Inc., a catalog company in Japan, and the IEI Corporation, a direct marketer, in Princeton, NJ. From 1981 to February 1990 he was Chairman, President and Chief Executive Officer and from February 1990 to June 1990 he served as a consultant to Collector's Guild International, Inc.. In June 1990 Collector's Guild filed a petition for relief under the U.S. Bankruptcy Code and was subsequently liquidated. Mr Munn is subject to a Consent Order entered by the Federal Trade Commission in September 1991. See "Consent Order" below. Mr. Munn holds a Bachelor of Architecture from Massachusetts Institute of Technology and subsequently did graduate level study in Art History at Columbia University.


         Donald Graves, has served as Vice-President of Sales and Marketing of AHI since March 1997. From 1995 through 1996, Mr. Graves was Vice President of Sales and Marketing for Knape & Vogt a $170 million manufacturer of hardware products. From 1991 to 1995, Mr. Graves served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries, Inc. From 1990 to 1991, Mr. Graves served as National Sales Manager for Lasco Bathware. From 1975 to 1990, Mr. Graves served as Vice President of Sales and Marketing for the Filon Division of Standard Oil. Mr. Graves holds a Bachelor Arts Degree from Dartmouth College and subsequently received a Masters of Business Administration from the Columbia University School of Business.

         Matthew L. Harriton, has served on the Company's Board of Directors since March 1996 and as interim President of the Company from May 9, 1996 to May 31, 1996. Mr. Harriton became a consultant to the Company on January 1, 1997. Mr. Harriton has been a Director and Secretary of Superior Supplements, Inc. since March 1996. Superior Supplements, Inc. is a public company which specializes in developing, manufacturing, and distributing dietary supplements. Mr. Harriton has been the President and Chief Financial Officer of Embryo Development Corporation since January 1996. Embryo Development Corporation is a public company which specializes in developing and distributing medical devices. Mr. Harriton has been President and Chief Financial Officer of Hydrogel Design Systems, Inc., a private company and a subsidiary of Embryo Development Corporation since October 1996. Hydrogel Design Systems, Inc. specializes in developing and distributing medical devices. Prior to joining Embryo Development Corporation and Superior Supplements, Inc., Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation as an associate (from June 1994 to December 1995), Coopers & Lybrand as a senior associate (from December 1990 to May 1994), and The First Boston Corporation as a senior accountant (from June 1986 to May 1988). Mr. Harriton has also served as a director of Perry's Majestic Beer, Inc. since January 1996, a company involved in the microbrewery industry. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

         Michael Lulkin, has served on the Company's Board of Directors of the Company since March 1996, and as Secretary of the Company from March 1996 to March 1997. Since May 1995, Mr. Lulkin has served as the general counsel for PDK Labs, Inc., a manufacture of over-the-counter pharmaceuticals which trades on The Nasdaq SmallCap Market. Prior to joining PDK Labs, Mr. Lulkin was engaged in the private practice of law as a sole practitioner for over 13 years. Mr. Lulkin also serves as a director and Chairman of the Board of Directors of Embryo Development Corporation. Embryo Development corporation is a public company which trades on The Nasdaq SmallCap Market and which specializes in developing and distributing medical devices. He graduated from State University of New York at Buffalo and received his J.D. from Emory University School of Law.

         Henry Goldman serves on a part-time basis as the President and Chief Executive Officer of Artisan House, Inc., a wholly owned subsidiary of the

Company. Mr. Goldman was the President and Chief Executive Officer of Artisan House since 1982.

         Donald Feldman served as President and Chief Financial Officer of the Company from May 31, 1996 to March 10, 1997. From June 1, 1995 until November 1996 he served as Vice President of Sales and Marketing for Interiors, Inc., and was a consultant for Interiors from December 1995. Mr. Feldman also served as a director of Interiors. From April 1990 to May 1995, he served as Vice President of Sales and Marketing of Toyo Trading Co. in Los Angeles, CA, a major importer and marketer of decorative accessories. Previously, Mr. Feldman also served as Corporate Merchandise Manager for Decorative Accessories for Sears Roebuck & Co.

Consent Order

         In September 1991, Max Munn, the Company's Chairman of the Board and Secretary, without admitting or denying the allegations, agreed with the FTC to the entry of a Consent Order for Permanent Injunction for Defendant Max Munn (previously defined as the "Consent Order") in an action brought in the U.S. District Court for the Southern District of New York (90 CIV. 2554 (LMM)) against Collectors' Guild Ltd, Inc., Collectors' Guild, Mr. Munn and J. Robert Leshufy which action arose out of the sale of certain lithographs of original works of art. The Consent Order arose out of a complaint alleging that Collectors Guild, and its officer, Mr. Munn, had made advertising representations implying that the artist had played a substantial role in the creation and production of the lithographs. Collectors Guild and Mr. Munn denied the allegations. The case was settled before trial or discovery, solely with entry of the above Consent Order. The Consent Order permanently enjoins Mr. Munn from making certain false representations in connection with the promotion, sale or offering for sale of any art works, from removing certain mandated disclosures on certain art, and, for a period of five years, from destroying, mutilating, altering, or disposing of any books, records, tapes, checks, and other business records enumerated in the Consent Order in his possession or the possession of any business entities directly or indirectly under Mr. Munn's control for a period of three years after creation or receipt of such documents. Mr. Munn is also required for a period of five years to notify the FTC of any change in his residence or employment within 30 days of any change and must permit FTC officials access to his office upon five days notice for inspection purposes. The Consent Order extends to Mr. Munn, his successors, assigns, agents, servants and employees, and all persons or entities in active concert or participation with him who receive actual notice of the Consent Order and, in part, to any business entities directly or indirectly under his control or in which he owns a controlling interest, directly or indirectly.

         There are no family relationships between the officers and directors of the Company.

Compliance with Section 16(a) of
The Securities Exchange Act of 1934


         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the executive officers of the Company and its' subsidiary for the Company's fiscal year ending March 31, 1997.

                          Summary Compensation Table

                                              Annual Compensation Awards                      Long-Term Compensation
                                              --------------------------                      -----------------------
                                                                    Other Annual              Restricted   Stock Option
Name and Principal Position            Year     Salary    Bonus     Compensation              Stock ($)        Grants
---------------------------            ----     ------    -----     ------------              ---------        ------
Donald Feldman (1).................    1997     $33,893
  President and Chief Financial
  Officer, Decor Group, Inc.

Henry Goldman......................    1997     $38,481
  President and Chief Executive
  Officer, Artisan House, Inc.

Dennis D'Amore......................   1997     $23,244                                                        30,000
  President and Chief Financial
  Officer, Decor Group, Inc., and
  Chairman of the Board,
  Chief Operating Officer, and
  Treasurer of AHI.

Donald Graves.......................   1997     $ 6,923
  Vice President of Sales and
   Marketing, Artisan House, Inc.

--------------------------
(1) Mr. Feldman left the employ as President and Chief Financial Officer of the Company in March, 1997.

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Financial Officer and the other executive officers named in the above Summary Compensation Table.

                                          Option/SAR Grants In Last Fiscal Year

                                  Number of Securities
                                      Underlying               Percent of Total            Exercise or
                                     Options/SARS           Options/SARS Granted to         Base Price
Name                                  Granted (#)          Employees in Fiscal Year           ($/Sh)         Expiration Date
----                                  -----------          ------------------------          --------        ---------------
Dennis D'Amore                          30,000                     100%                      $.0001          January 1, 2003

         The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Financial Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:

Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

                       Shares                             Number of Securities          Value of Unexercised in the
                     Acquired on    Value Realized       Underlying Unexercised             Money Options/SARS at
Name                Exercise (#)         $             Options/SARS at FY-End (#)               FY-End ($) (1)
----                ------------    --------------    ---------------------------      -----------------------------
                                                      Exercisable   Unexercisable      Exercisable     Unexercisable
                                                      -----------   -------------      -----------     -------------
Dennis D'Amore                                          30,000
                                                        ------

---------------------

Employment Agreements

         AHI entered into a three (3) year employment agreement with Henry Goldman on November 18, 1996. Mr. Goldman is employed as the President and Chief Executive Officer of AHI on a part time basis with (i) an annual salary of $75,000; (ii) a signing bonus of $70,000, $30,000 of which was paid at the closing of the Company's acquisition of Artisan House, Inc. and $40,000 of which is paid in equal monthly installments of $3,333.33 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by Mr. Goldman for lease and insurance payments with respect to his automobile, (iv) an annual performance bonus equal to 1% of AHI's sales in excess of those achieved by Artisan for the twelve months ended June 30, 1996, payable within 60 days after the end of AHI's fiscal year, with the first and last payments being calculated on a pro rated basis, (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Purchaser, the Company, Interiors, or any affiliate of them by Goldman, and (vi) an annual performance bonus equal to 5% of the increase in AHI's export sales in excess of those export sales achieved by Artisan for the twelve months ended June 30, 1996. The Employment Agreement also contains provisions protecting the confidential information of the Company and restricting Goldman from competing with the Company. The Agreement further provides for the Company to lease facilities from Goldman and his wife for a five year term, with an initial monthly rent of approximately $14,000.

         On December 31, 1996, AHI entered into a three (3) year employment agreement (the "Employment Agreement") with Dennis D'Amore pursuant to which Mr. D'Amore will serve as AHI's Chief Operating Officer and Treasurer. AHI agreed to pay Mr. D'Amore (i) an annual salary of $100,000, (ii) a cash bonus equal to ten percent (10%) of Mr. D'Amore's annual salary based upon AHI's net profit before taxes ("NPBT"), and (iii) a cash bonus equal to five percent (5%) of AHI's increases in NPBT over the fiscal year, not to exceed forty percent (40%) of Mr. D'Amore's annual base salary. The agreement further provides that Mr. D'Amore's total bonus compensation shall not exceed an aggregate of (50%) of his base salary earned during that fiscal year. The agreement provides that Mr. D'Amore is entitled to receive options to purchase 30,000 shares of AHI's Common Stock at an exercise price of equal to $.0001 per share exercisable for a period of six years, upon entering into the Employment Agreement. Additionally, by January 2, 1998 and 1999, Mr. D'Amore will be entitled to receive additional options to purchase 30,000 shares of the Company's Common Stock at an exercise price equal to $.0001 per share exercisable for a period of six years so long as Mr. D'Amore continues to be employed by the Company and the Company meets or exceeds its current NPBT. Mr. D'Amore is also entitled to receive a performance bonus in the form of stock options based upon the Company's financial performance during each of the Company's fiscal years ending March 31, 1998, 1999 and 2000 provided the Company's NPBT exceeds one hundred fifteen percent (115%) of the Company's NPBT for the preceding fiscal year. So long as D'Amore is employed by the Company, Mr. D'Amore shall receive options to purchase thirty thousand (30,000) shares of the Company's Common Stock under the terms of the Company's 1996 Stock Plan (the "Performance Options"). The Performance Options are exercisable for a period of one (1) year following the date of grant at an exercise price equal to the average closing price of the Company's Common Stock as reported on the NASD OTC Bulletin Board for the twenty (20) trading days ending two (2) trading days prior to the date the Performance Options are granted to Employee. Mr. D'Amore's

Employment Agreement also contains other customary provisions.

         On January 14, 1997, the Company entered into an employment agreement with Donald Graves pursuant to which Mr. Graves will serve as the Company's Vice President of Sales and Marketing. The Company agreed to pay Mr. Graves (1) an annual salary of $90,000, (2) a cash bonus equal to two percent (2%) of Net Sales growth of the Company, in excess of 10% growth over the Company's previous fiscal year, and (3) a cash bonus equal to one percent (1%) of AHI's Gross Margin less Selling Expenses increased over AHI's prior fiscal year, provided that AHI's net sales increase a minimum of ten percent (10%) over that same period.

Consulting Agreements

         On January 1, 1997 the Company entered into a Consulting Agreement with Matthew Harriton, a Director of the Company, pursuant to which Mr. Harriton agreed to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. As payment for the services provided by Mr. Harriton, the Company has agreed to pay an aggregate of $150,000 to be paid over the period of three (3) years from the date of the agreement.

         On March 1, 1997, AHI entered into a Consulting Agreement with The Colford Company, pursuant to which The Colford Company agreed to provide AHI with such consulting services as requested by AHI in connection with the stabilization, updating and transition of AHI's accounting systems. As payment for the services provided by The Colford Company, AHI has agreed to pay an aggregate of $11,500 per month for the term of the Consulting Agreement. The initial term of the Consulting Agreement is three (3) months. On May 28, 1997, AHI extended the term of its Consulting Agreement with The Colford Company for an additional two (2) month period.

Stock Option Plans and Agreements

         In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Plan (hereinafter called the "1996 Plan"). The purpose of the 1996 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1996 Plan authorizes the grant to executives and other key employees of the Company stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1996 Plan is expected to provide flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.


         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 250,000 shares. Shares issuable under the 1996 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         The 1996 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year no person may be granted under the 1996 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or capitalization of the Company).

   Types of Awards

         Stock Options. Options granted under the 1996 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "options"). The persons to whom Options will be granted, the number of shares subject to each Option grant, the prices at which Options may be exercised (which shall not be less than the fair market value of shares of common Stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, time or times and the extent to which Options may be exercised and all other terms and conditions of options will be determined by the Committee.

         Each Incentive Option shall terminate no later than ten (10) years from the date of grant, except as provided below with respect to Incentive Options granted to 10% Stockholders (as hereinafter defined No Incentive Option may be granted at any time after October 2005. Each Non-Incentive Option shall terminate no later than ten (10) years from the date of grant. The exercise price at which the shares may be purchased may not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted, except as provided below with respect to Incentive Options granted to 10% Stockholders. Options granted to executive officers may not be exercised at any time prior to six (6) months after the date of grant.

         The exercise price of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of stock of the Company or a parent or subsidiary of the Company ("10%

Stockholder") shall in no event be less than 110% of the Fair Market Value of the shares of the Common Stock at the time the Incentive Option is granted. The term of an Incentive Option granted to a 10% Stockholder shall not exceed five
(5) years from the date of grant.

         The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company's Common Stock owned by the option at the time of the exercise of the Option (iii) in installments, payable in cash, if permitted by the Committee or for any combination of the foregoing. The stock-for-stock payment method permits an optionee to deliver one (1) or more shares of previously owned Common Stock of the Company in satisfaction of the exercise price of subsequent Options. The optionee may use the shares obtained on each exercise to purchase a larger number of shares on the next exercise. (The foregoing assumes an appreciation in value of previously acquired shares). The result of the stock-for-stock payment method is that the optionee can generally avoid immediate tax liability with respect to any appreciation in the value of the stock utilized to exercise the Option.

         Shares received by an optionee upon exercise of a Non-Incentive Option may not be sold or otherwise disposed of for a period determined by the Board upon grant of the Option, which period shall be not less than six (6) months nor more than three (3) years from the date of acquisition of the shares (the "Restricted Period"), except that, during the Restricted Period (i) the optionee may offer the shares to the Company and the Company may, in its discretion, purchase up to all the shares offered at the exercise price and (ii) if the optionee's employment terminates during the Restricted Period (except in limited instances), the optionee upon written request of the Company, must offer to sell the shares to the Company at the exercise price within seven (7) business days. The Restricted Period shall terminate in the event of a Change in Control of the Company (as defined), or at the discretion of the Board. After the Restricted Period, an optionee wishing to sell must first offer such shares to the Company at the Fair Market Value.

         Limited Stock Appreciation Rights. The Committee is authorized, in connection with any Option granted under the 1996 Plan, to grant the holder of such Option a limited stock appreciation right ("LSAR"), entitling the holder to receive, within sixty (60) days following a Change in Control, an amount in cash equal to the difference between the exercise price of the Option and the market value of the Common Stock on the effective date of the Change in Control. The LSAR may be granted in tandem with an Option or subsequent to grant of the Option. The LSAR will only be exercisable to the extent the related Option is exercisable and will terminate if and when the Option is exercised.

         Restricted and Deferred Stock. An award of restricted stock or deferred stock may be granted under the 1996 Plan. Restricted stock is subject to restrictions on transferability and other restrictions by the Committee at the time of grant. In the event that the holder of restricted stock cease to be employed by the Company during the applicable restrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of the grant, a holder of restricted stock shall have all the rights of a stockholder including, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited until such time as the stock which is the subject of the award is issued, the recipient of the award has no rights as a stockholder.

         Dividend Equivalent Awards. A dividend equivalent gives the recipient the right to receive cash or other property equal in value to the dividends that would be paid if the recipient held a specified number of shares of Common Stock. A dividend equivalent right may be granted as a component of another award or as a freestanding award.

         Bonus Shares and other Share Based Awards. The 1996 Plan authorizes the Committee to grant shares as a bonus, or to grant shares or other awards in lieu of obligations of the Company to pay cash under other plans or compensatory arrangements, upon such terms as shall be determined by the Committee. The 1996 Plan also authorizes the Committee to grant other forms of awards based upon, payable in, or otherwise related in whole or in part to, Common Stock, including, without limitation, convertible or exchangeable debentures, or other debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards contingent upon performance of the Company, and awards valued by reference to the book value of shares of Common Stock or awards determined by reference to the value of securities of, or the performance of, specified subsidiaries.

         Other Options

         On January 1, 1997, the Company issued pursuant to the terms of its Employment Agreement with Dennis D'Amore options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $.0001, exercisable for a period of six (6) years following the date of issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth as of June 10, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock and Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

                             Shares of                           Shares of Series     Percentage (%)
                               Common                               B Preferred         of Series B

                               Stock         Percentage (%)            Stock          Preferred Stock
   Name and Address of      Beneficially        of Common          Beneficially        Beneficially
   Beneficial Owner(1)        Owned(2)         Stock Owned           Owned(2)              Owned
Matthew Harriton(3)            73,000             1.4%            20,000,000(10)           100%

Dennis D'Amore(4)              30,000               *                  ----                ----

Interiors, Inc.                 ---                ---            20,000,000(10)           100%
320 Washington St.
Mt. Vernon, NY

Max Munn(5)                  67,000(6)            1.3%            20,000,000(10)           100%
Interiors, Inc.
320 Washington St.
Mt. Vernon, NY

Michael Lulkin(7)               ----              ----            20,000,000(10)           100%

Henry Goldman(8)              150,000             2.8%                 ----                ----

Donald Feldman(9)               ----              ----                 ----                ----

All officers and              320,000             6.3%            20,000,000(10)           100%
directors as a group
(6 persons)

--------------------
   * indicates ownership of less than 1%.

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Decor Group, Inc., 320 Washington Street, Mt. Vernon, New York 10553.
(2) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-B of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act.
(3)      Mr. Harriton is a Director of the Company.
(4) Mr. D'Amore is President and Chief Financial Officer of the Company and Chairman of the Board, Chief Operating Officer and Treasurer of AHI. Mr. D'Amore holds options to purchase 30,000 shares of Common Stock for a period of six (6) years at an exercise price of $.0001 per share.
(5)      Mr. Munn is Chairman of the Board and Secretary of the Company.

(6) Includes 67,000 shares of Common Stock held by Laurie Munn, Mr. Munn's wife. Mr. Munn disclaims beneficial ownership over such shares.
(7)      Mr. Lulkin is a Director of the Company.
(8)      Mr. Goldman is President and Chief Executive Officer of AHI.
(9) Mr. Feldman was no longer employed as President and Chief Financial Officer of AHI as of March 1997.
(10) Includes 20,000,000 shares of Series B Preferred Stock covered by that certain Voting Agreement by Interiors, Inc., Max Munn, Matt Harriton, Michael Lulkin and the Company pursuant to which Messrs. Munn, Harriton and Lulkin may vote the shares of Series B Preferred

         Stock held by Interiors, Inc. on all matters presented to the vote of stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March, 1996, the Company issued to certain investors (i) 913,750 shares of Common Stock to M.D. Funding, Inc. for cash consideration of $73,100,
(ii) 100,000 shares of Common Stock to Laurie Munn, the wife of Max Munn, the Chairman of the Board of the Company, for cash consideration of $8,000, (iii) 61,250 shares of Common Stock to Judy Pace for cash consideration of $4,900,
(iv) 125,000 shares of Common Stock to First National Funding, Inc. for cash consideration of $10,000, (v) 62,500 shares of Common Stock to Ulster Investments, Ltd. for cash consideration of $5,000, and (vi) 25,000 shares of Common Stock to Matthew Harriton, a director and formerly the President of the Company, for cash consideration of $2,000. In addition, the Company also issued in March 1996 25,000 shares of Common Stock and 12,500 Class A Warrants to Gordon Brothers Capital Corporation ("GBCC") for services rendered valued at an aggregate of $2,000. Neither GBCC nor any of its affiliates are affiliated with the Company, the Representative, the Underwriters or any of their respective affiliates. GBCC assisted the Company in identifying and negotiating with potential acquisition candidates.

         In March 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B Non-Convertible Voting Preferred Stock (the "Series B Option") in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. The Series B Option was exercised by Interiors in September 1996 at an exercise price of $.0001 per share. Immediately following the exercise of the Series B Option, Interiors entered into a Voting Agreement with the Company and Messrs. Max Munn, Matt Harriton and Michael Lulkin (collectively, the "Voting Trustees") each of whom is a director of the Company. Under the terms of the Voting Agreement, the Voting Trustees have the right to vote the shares of Series B Preferred Stock held by Interiors on all matters presented to the stockholders prior to December 31, 1997. A majority of the Voting Trustees shall determine the manner in which the shares of Series B Preferred Stock are to be voted. A unanimous vote of the Voting Trustees is required in order for the Company to enter into certain transactions, including any mergers, consolidations, significant acquisitions, recapitalizations, reorganizations or any transaction which would result in Interiors' ownership of less than 51% of the outstanding voting stock of the Company (so long as Interiors does not sell or transfer any of the Series B Preferred Stock held thereby).

         In May 1996, the Company entered into a two year Management Services Agreement with Interiors, Inc. ("Interiors"). Interiors has, pursuant to such agreement, agreed to advise the Company on the manufacturing, sale, marketing and distribution of the Company's products as well as providing the Company accounting and administrative services and strategic planning with regard to joint ventures, acquisitions, and other long term business initiatives. In exchange for such services, the Company has agreed to pay to Interiors an annual amount equal to the greater of (i) $75,000 or (ii) 1 1/2% of Excess Cashflow (as defined in the agreement). The Management Services Agreement is automatically renewable for an additional one (1) year term unless terminated by either party not less than sixty (60) days prior to the end of the term may be terminated by the Company or Interiors upon sixty (60) days prior written notice. In the event that the Management Services Agreement is terminated for any reason, the Company's business may be negatively effected. In such an event, the Company may be required to hire additional personnel or engage one or more independent contractors at an added cost to the Company. In February 1997, the Company and Interiors amended the Management Services Agreement pursuant to which Interiors agreed to advise the Company on the manufacturing, sale, marketing and distribution of the Company's products as well as providing the Company with accounting and administrative services and strategic planning with regard to joint ventures, acquisitions, and other long term business initiatives. In exchange for such services, the Company has agreed to pay to Interiors an annual amount equal to the greater of (i) $90,000 or (ii) 1 1/2% of Excess Cashflow (as defined in the agreement). Additionally, the amendment provides that the Management Services Agreement may not be modified in any manner without the unanimous consent of the Board of Directors of the Company.

         In June 1996, the Company borrowed an aggregate of $50,000 from the Company's stockholders, other than Gordon Brothers Capital Corporation, on a pro rata basis based upon ownership of the Company's shares of Common Stock. Each lender received a promissory note obligating the Company to repay the loan on the earlier of (i) fifteen (15) months following the Effective Date or (ii) June 21, 1997. The Company utilized the proceeds from the loan for working capital purposes.

         In August 1996, the Company agreed to issue 47,084 shares of Series C Preferred Stock to Interiors, Inc. in exchange for the payment of $706,250. In September 1996, the Company agreed to issue 7,850 shares of Series C Preferred Stock to Interiors in exchange for the payment of $117,750.

         In October 1996, the Company effected a recapitalization with respect to its outstanding shares of capital stock (the "Recapitalization"). Pursuant to the Recapitalization, the Company effected a 1-for-2 reverse stock split with respect to its shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock.

         In November and December 1996, Interiors loaned the Company $50,238 and $60,000, respectively. Both of these loans are demand loans, callable at any time by Interiors and bear interest at the rate of eight percent (8%) per annum.

         On November 18, 1996, AHI entered into a five (5) year lease with Henry Goldman, President and Chief Executive Officer of AHI. The lease is for approximately 33,000 square feet and requires a monthly rent payment of $14,000.

         On December 31, 1996, the Company entered into an Incentive Stock Option Agreement with Dennis D'Amore, the Company's President and Chief

Financial Officer, to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $.0001 per share, for a period of six (6) years, in accordance with the terms of the Employment Agreement entered into between the Company and Dennis D'Amore. Mr. D'Amore is also entitled to receive options to purchase thirty thousand (30,000) shares of the Company's Common Stock under the terms of the Company's 1996 Stock Plan (the "Performance Options"). The Performance Options are exercisable for a period of one (1) year following the date of grant at an exercise price equal to the average closing price as reported on the NASD OTC Bulletin Board for the twenty (20) trading days ending two (2) trading days prior to the date the Performance Options are granted to Employee See "Employment Agreements".

         On January 1, 1997, the Company entered into a Consulting Agreement with Matthew Harriton, a Director of the Company, whereby Mr. Harriton agreed to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. As consideration for the services provided by Mr. Harriton, the Company has agreed to pay to Mr. Harriton an aggregate of $150,000 to be paid over the period of three (3) years from the date of the agreement.

         On January 15, 1997, January 30, 1997, and February 3, 1997 the Company loaned to Interiors $100,000, $40,000, and $43,000, respectively. The loans are demand loans, callable at any time by the Company.

         On February 25, 1997, Interiors repaid, in full, loans from the Company in the aggregate amount of $183,000.

ITEM 13.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      EXHIBITS

1.01*             Form of Underwriting Agreement.

1.02*             Form of Selected Dealers Agreement.

1.03*             Agreement Among Underwriters

1.04*             Warrant Exercise Fee Agreement

3.01*             Certificate of Incorporation of the Company dated March 1, 1996.

3.02*             By-Laws of the Company.

3.03*             Certificate of Designation for the Series C Convertible Preferred Stock.

4.01*             Specimen Certificate for shares of Common Stock.

4.02*             Specimen Certificate for shares of Series A Convertible Preferred Stock.

4.03*             Specimen Certificate for shares of Series B Non-Convertible Preferred Stock.

4.04*             Specimen Certificate for Class A Redeemable Common Stock Purchase
                  Warrant.

4.05*             Form of Warrant Agreement by and among the Company and American Stock
                  Transfer & Trust Company.

4.06*             Form of Representative's Share Purchase Warrant.

4.07*             Option Agreement between the Company and Interiors, Inc.

4.08*             Voting Agreement between Interiors, Inc., Max Munn, Matt Harriton, Michael
                  Lulkin and the Company.

4.09*             Specimen Certificate for shares of Series C Preferred Stock.

5.01*             Opinion of Bernstein & Wasserman, LLP, counsel to the Company.

10.01*            Asset Purchase Agreement among the Company, Artisan Acquisition Co., Artisan
                  House, Inc. and Henry Goldman dated as of March 25, 1996.


10.02*            Management Services Agreement between the Company and Interiors, Inc.

10.03*            Employment Agreement between the Company and Donald Feldman.

10.04*            Form of Bridge Loan Agreements.

10.05*            Form of Subscription Agreements.

10.06*            1996 Stock Plan.

10.07*            Commitment Letter from United Credit Corporation.

10.08*            Financial Advisory Agreement with the Representative.

10.09*            Amendment No. 1 to Asset Purchase Agreement with Artisan House, Inc.

10.10*            Trademark License Agreement between Artisan House, Inc. and General Electric
                  Company.

10.11*            Licensing Agreement between Artisan House, Inc. and The Hearst Corporation,
                  King Features Syndicate Division.

10.12*            Licensing Agreement between Artisan House, Inc. and The Curtis Publishing
                  Company, Licensing Division.

10.13*            License Agreement between Artisan House, Inc. and the Family of Ingrid Bergman.

10.14*            Merchandising License Agreement between Artisan House, Inc. and Turner Home
                  Entertainment, Inc.

10.15*            Retail License Agreement between Artisan House, Inc. and Warner Bros., a division of Time Warner Entertainment Company, L.P.

10.16*            Employment Agreement with Henry Goldman.

10.17             Employment Agreement with Dennis D'Amore.

10.18             Retail License Agreement between Artisan House, Inc. and Wagner Bros., a division of Time Wagner Entertainment Company, L.P.

10.19             Amendment No. 1 to Management Services Agreement between the Company and
                  Interiors, Inc.

10.20             Consulting Agreement with Matthew Harriton.

10.21             Consulting Agreement with Walter Colford.


10.22             Incentive Stock Option Agreement between the Company and Dennis D'Amore.

11.1              Computation of Per Share Earnings.

21.01             Subsidiaries of the Registrant.

23.02             Consent of Moore Stephens, P.C.

-----------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-5533 declared effective on November 12, 1996.

DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------
                                                                       Page to
                                                                       -------
Page
----
Item 7.  Consolidated Financial Statements:

   Independent Auditor's Report.....................................   F-1

   Consolidated Balance Sheet as of March 31, 1997..................   F-2 - F-3

   Consolidated Statements of Operations for the year ended March 31,
   1997 and for the period from inception March 1, 1996 through
   March 31, 1996...................................................   F-4

   Consolidated Statements of Stockholders' Equity for the year ended March 31, 1997 and for the period from inception March 1,
   1996 through March 31, 1996.......................................  F-5

   Consolidated Statements of Cash Flows for the year ended March 31,
   1997 and for the period from inception March 1, 1996 through
   March 31, 1996....................................................  F-6-F-7

   Notes to Consolidated Financial Statements......................... F-8-F-20


                     . . . . . . . . . . . . . . . . . .

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders of
   Decor Group, Inc.
   New York, New York

                  We have audited the accompanying consolidated balance sheet of Decor Group, Inc. and its subsidiary as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1997 and for the period from inception, March 1, 1996, through March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Decor Group, Inc. and its subsidiary as of March 31, 1997, and the results of their operations, and their cash flows for the year ended March 31, 1997 and for the period from inception, March 1, 1996, through March 31, 1996, in conformity with generally accepted accounting principles.




                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.



Cranford, New Jersey
June 6, 1997

Item 7:

DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
--------------------------------------------------------------------------------
Assets:
Current Assets:

        Cash                                                      $   169,508
        Accounts Receivable [Net of Allowance of $192,318]          1,117,575
        Inventories                                                   960,018
        Prepaid Expenses and Other Current Assets                     105,673
                                                                      -------

        Total Current Assets                                        2,352,774

Property and Equipment - Net                                          116,143
                                                                      -------

Other Assets:

        Investment - Related Party [8]                                812,600
        Goodwill [Net of Accumulated Amortization of $68,815]       1,450,084
        Other Intangible Assets - Net                                 576,068
        Other Assets                                                    1,454
                                                                        -----

        Total Other Assets                                          2,840,206

        Total Assets                                              $ 5,309,123
                                                                  ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:

Current Liabilities:

        Accounts Payable and Accrued Expenses                     $    606,158
        Accrued Costs of Acquisition                                    25,263
        Accrued Interest - Related Party                                 7,447
        Due to Stockholders                                            228,785
        Current Portion of Long-Term Debt                              133,085
                                                                  ------------

        Total Current Liabilities                                      930,732
                                                                  ------------
Long-Term Debt - Net                                                   651,081
                                                                  ------------

Commitments and Contingencies [11] [13]                                     --

Stockholders' Equity:

        Preferred Stock, $.0001 Par Value Per Share, 35,000,000
          Blank Check Shares Authorized of which 5,000,000 are
          Convertible Non-Voting Series A - 250,000 Shares
          Issued and Outstanding; 20,000,000 Non-Convertible
          Voting Series B - 20,000,000 Shares Issued and
          Outstanding; 10,000,000 Non-Voting Series C -
          54,934 Issued and Outstanding [Notes 8, 10 and 15]             2,030

        Additional Paid-in Capital - Preferred Stock                 2,423,970

        Common Stock - $.0001 Par Value, Authorized 20,000,000
         Shares, 5,122,500 Issued and Outstanding [10]                     512

        Additional Paid-in Capital - Common Stock                    4,034,911

        Accumulated Deficit                                           (955,546)

        Deferred Compensation [11B][11C]                              (991,167)

        Unrealized Holding Loss on Investment [8]                     (787,400)
                                                                   -----------

        Total Stockholders' Equity                                   3,727,310
                                                                   -----------
        Total Liabilities and Stockholders' Equity                 $ 5,309,123
                                                                   ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                       For the
                                                                      Period From
                                                                       Inception
                                                    For the         March 1, 1996
                                                   Year ended           through
                                                    March 31,          March 31,
                                                    1 9 9 7            1 9 9 6
                                                    -------            -------
Revenues                                          $ 2,003,084      $       --

Cost of Revenues                                      990,514              --
                                                  -----------      -----------
      Gross Profit                                  1,012,570             --
                                                  -----------      -----------

Acquisition Fees, Selling and
  Administrative Expenses:

      Acquisition Fees and Expenses                    52,829           98,000
      General and Administrative Expenses             861,988            2,000
      Selling Expenses                                521,674               --
      Amortization of Deferred Compensation           188,833               --
                                                  -----------      -----------
      Total Acquisition Fees, Selling and
        Administrative Expenses                     1,625,324          100,000
                                                  -----------       ----------

      Loss from Operations                           (612,754)        (100,000)
                                                  -----------       ----------
Other Expense [Income]:
      Interest Income                                  (3,426)              --
      Interest Income - Related Party                    (953)            (250)
      Interest Expense - Bridge Loans                 239,974               --
      Interest Expense - Related Party                  7,447               --
                                                  -----------       ----------

      Total Other Expense [Income]                    243,042             (250)
                                                  -----------       ----------

      Net Loss                                    $  (855,796)     $   (99,750)
                                                  ===========      ===========

      Loss Per Share                              $      (.16)     $      (.01)
                                                  ===========      ===========


      Weighted Average Number of Common
        Shares Outstanding                          5,497,000        8,437,500
                                                    =========        =========

The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.



DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                            Preferred Stock                        Common Stock
                                                                              Additional                          Additional
                                                                               Paid-in                             Paid-in
                                                     Shares         Amount     Capital     Shares      Amount      Capital
                                                     ------         ------     -------     ------      ------      -------
Common Stock Issued to Founders                          --       $   --     $      --    3,937,500    $  393    $   104,607

Bridge Financing Warrants                                --           --            --           --        --        214,300

250,000 Shares of Series A Convertible Preferred
  Stock and Option to Purchase 10,000,000
  Shares of Series B Non-Convertible
  Preferred Stock                                    250,000           25    1,599,975           --        --             --

Unrealized Gain on Investment                             --           --           --           --        --             --

Net Loss for the period ended March 31, 1996              --           --           --           --        --             --
                                                  ----------    ---------  -----------    ---------    ------     ----------

  Balance - March 31, 1996                           250,000           25    1,599,975    3,937,500       393        318,907

54,934 Shares of Series C Convertible Non-Voting
  Preferred Stock                                     54,934            5      823,995           --        --             --

20,000,000 Shares of Series B Non-Convertible
  Voting Preferred Stock                          20,000,000        2,000           --           --        --             --

Net Proceeds from Sale of Common Stock from
  Initial Public Offering                                 --           --           --    1,035,000       104      2,236,019

Issuance of Stock in Connection with Acquisition          --           --           --      150,000        15        299,985

Unrealized Loss on Investment [Net of Income
  Taxes]                                                  --           --           --           --        --             --

Deferred Compensation in Connection
  With Issuance of Stock Options                          --           --           --           --        --      1,180,000

Amortization of Deferred Compensation                     --           --           --           --        --             --

Net Loss for the year ended March 31, 1997                --           --           --           --        --             --

                                                  ----------    ---------  -----------    ---------    ------     ----------
  Balance - March 31, 1997                        20,304,934    $   2,030  $ 2,423,970    5,122,500    $  512     $4,034,911

                                                  ==========    =========  ===========    =========    ======     ==========

                                                                                  Unrealized
                                                                                     Holding        Total
                                                  Accumulated       Deferred        Loss on    Stockholders'
                                                    Deficit       Compensation    Investment      Equity

Common Stock Issued to Founders                    $        --     $         --   $        --    $   105,000

Bridge Financing Warrants                                   --               --            --        214,300

250,000 Shares of Series A Convertible Preferred
  Stock and Option to Purchase 10,000,000
  Shares of Series B Non-Convertible
  Preferred Stock                                           --               --            --      1,600,000

Unrealized Gain on Investment                               --               --       187,600        187,600

Net Loss for the period ended March 31, 1996           (99,750)              --            --        (99,750)
                                                   -----------     ------------   -----------     ----------

  Balance - March 31, 1996                             (99,750)              --       187,600      2,007,150

54,934 Shares of Series C Convertible Non-Voting
  Preferred Stock                                           --               --            --        824,000

20,000,000 Shares of Series B Non-Convertible
  Voting Preferred Stock                                    --               --            --          2,000

Net Proceeds from Sale of Common Stock from
  Initial Public Offering                                   --               --            --      2,236,123

Issuance of Stock in Connection with Acquisition            --               --            --        300,000

Unrealized Loss on Investment [Net of Income
  Taxes]                                                    --               --      (975,000)      (975,000)

Deferred Compensation in Connection
  With Issuance of Stock Options                            --       (1,180,000)           --             --

Amortization of Deferred Compensation                       --          188,833            --        188,833

Net Loss for the year ended March 31, 1997            (855,796)              --            --       (855,796)
                                                   -----------     ------------   ----------     -----------
  Balance - March 31, 1997                         $  (955,546)    $   (991,167)  $  (787,400)   $ 3,727,310
                                                   ===========     ============   ===========    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                               For the
                                                                                                             Period From
                                                                                                              Inception
                                                                                            For the         March 1, 1996
                                                                                          Year ended           through
                                                                                           March 31,          March 31,
                                                                                            1 9 9 7            1 9 9 6
                                                                                            -------            -------
Operating Activities:
   Net Loss                                                                           $      (855,796)    $       (99,750)
   Adjustment to Reconcile Net Loss to Net Cash
     [Used for] Operating Activities:
     Amortization of Deferred Compensation                                                    188,833                  --
     Stock Issued for Services                                                                     --               2,000
     Interest - Cost of Bridge Warrants                                                       214,300                  --
     Amortization of Intangibles                                                               98,293                  --
     Depreciation                                                                              14,082                  --
     Bad Debt Expense                                                                          19,900                  --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                                   (131,823)                 --
       Inventory                                                                             (155,350)                 --
       Other Assets                                                                            18,528                (250)
       Prepaid Expenses                                                                           250                  --

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                                  178,624                  --
                                                                                              -------                  --

   Net Cash - Operating Activities                                                           (410,159)            (98,000)
                                                                                             --------             -------
Investing Activities:
   Cash Paid for Acquisition of Artisan House                                              (2,250,000)           (150,000)
   Advances to Related Party                                                                   50,000             (50,000)
   Cash Acquisition of Equipment                                                               (4,589)                 --
                                                                                               ------                  --

   Net Cash - Investing Activities                                                         (2,204,589)           (200,000)
                                                                                           ----------            --------
Financing Activities:
   Proceeds from Stockholder Loans                                                            411,785                  --
   Payments on Stockholder's Loans and Bridge Loans                                          (183,000)                 --
   Proceeds from Sale of Common Stock                                                              --              95,000

   Repayment of Notes Payable                                                                (553,652)                 --
   Proceeds from Sale of Preferred Stock                                                      826,000
   Proceeds from Sale of Common Stock in Connection
     with Initial Public Offering                                                           2,236,123                  --
   Proceeds from Bridge Loans                                                                      --             250,000
                                                                                                   --             -------
   Net Cash - Financing Activities                                                          2,737,256             345,000
                                                                                            ---------             -------
   Net Increase in Cash                                                                       122,508              47,000

Cash - Beginning of Periods                                                                    47,000                  --
                                                                                               ------                  --
   Cash - End of Periods                                                              $       169,508     $         47,000
                                                                                      ===============     ================

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                               For the
                                                                                                             Period From
                                                                                                              Inception
                                                                                            For the         March 1, 1996
                                                                                          Year ended           through
                                                                                           March 31,          March 31,
                                                                                            1 9 9 7            1 9 9 6
                                                                                            -------            -------
Supplemental Disclosures of Cash Flow Information:
   Cash paid for the periods for:
     Interest                                                                         $        26,218     $            --
     Income Taxes                                                                     $            --     $            --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

    During the period ended March 31, 1996, the Company recorded a discount of $214,300 on the bridge loan resulting from the issuance of warrants for the $250,000 bridge loan. For the period ended March 31, 1997, the Company amortized $214,300 as interest expense.

    On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 10,000,000 shares of Class B Non-Convertible Preferred Stock in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 and a guarantee with respect to certain indebtedness.

    In March 1996, the Company issued 3,937,500 shares of common stock to seven parties for $105,000 of which $103,000 was in cash and $2,000 was for the fair value of services. At March 31, 1996, $8,000 was reflected as a stock subscription receivable and was collected on May 21, 1996.

    On November 18, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for approximately $3,750,000, of which $2,400,000 was paid in cash, $300,000 in shares of common stock and $1,050,000 in notes. The Company primarily acquired accounts receivable of approximately $1,100,000, inventory of approximately $800,000 and assumed liabilities of approximately $578,000.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Decor Group, Inc., a Delaware corporation [the "Company" or "Decor"], was incorporated on March 1, 1996. The Company was organized for the purpose of acquiring Artisan House, Inc. ["Artisan"]. The acquisition was completed on November 18, 1996. Artisan is engaged in the business of designing, manufacturing, marketing, selling and distributing metal wall-mounted , tabletop and freestanding sculptures. Artisan manufactures its products at one location in southern California and sells through sales representatives and from its regional showrooms to furniture retailers and department stores throughout the United States and internationally. The transaction was recorded under the purchase method. The Company is a subsidiary of Interiors, Inc. [See Notes 2 and 8].

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 1997.

[C] Inventory - Inventory is stated at the lower of cost or market, is comprised of materials, labor and factory overhead, and is determined on the first-in, first-out ["FIFO"] basis.

[D] Property and Equipment - Property and equipment is stated at cost and is net of accumulated depreciation. The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Vehicles                                                        2 Years
Machinery and Equipment                                     1 - 5 Years
Furniture and Fixtures                                          5 Years

Leasehold improvements are amortized utilizing the straight-line method over the shorter of the remaining term of the lease or the useful life of the improvement.

[E] Marketable Securities - Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities", addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; trading securities; and available-for-sale securities.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Held-to-maturity debt securities are reported at amortized cost.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

[F] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. were charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of 10 years using the straight-line method. Effective April 1, 1997 based upon operating management's experienced understanding of the expected useful lives of the tangible and intangible assets, the Company changed its period of amortization of goodwill to 20 years. The effect of this change will be to reduce future annual amortization of goodwill by $75,000. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business. Accumulated amortization at March 31, 1997 is $68,815 which equals expense for the year.

[G] Other Intangible Assets - Other intangible assets include trademarks, copyrights, customer lists, and covenants not-to-compete. These costs are being amortized over lives between 5-15 years using the straight-line method.

A summary is as follows:

                                                                                 Accumulated
                                                                 Cost           Amortization              Net
Customer Lists                                             $        200,000    $          7,978     $      192,022
Covenants Not-to-Compete                                            100,000               3,988             96,012
Trademarks                                                          150,000               5,983            144,017
Copyrights                                                          150,000               5,983            144,017
                                                           ----------------    ----------------     --------------
   Totals                                                  $        600,000   $          23,932   $        576,068

   ------                                                  ================   =================   ================

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

[J] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes was based on a) the 3,937,500 common shares issued since the initial capitalization and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, on the 4,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception to June 30, 1996 [the last period in the IPO Prospectus] and b) for after the IPO: the 3,937,500 shares outstanding from July 1, 1996 through November 18, 1996 and the 5,122,500 shares outstanding from November 18, 1996 to March 31, 1997. Convertible preferred stock options and warrants are not included because the effect would be anti-dilutive [See Notes 8 and 10].

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[1] Summary of Significant Accounting Policies [Continued]

[K] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At March 31, 1997, $121,400 of cash exceeds insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, has established an allowance for uncollectible accounts of $192,318 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral on its accounts receivable.

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

[M] License Agreements - The Company currently manufactures products pursuant to license agreements. Generally, all of the license agreements are non-exclusive, permit sales in the United States and require the Company to make periodic royalty payments based upon revenues from the sale of licensed works.

[N] Advertising Costs - Advertising costs are expensed as incurred. Advertising expense was $25,000 and $-0-, respectively, for the year ended March 31, 1997 and the period ended March 31, 1996.

[O] Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated.

[2] Acquisition - Artisan

On November 18, 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following:
a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,656 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $53,933 which will be amortized to interest expense. Separately, the seller was issued 150,000 shares giving effect to stock dividend [See Note 10I] of Decor common stock, valued at $300,000. The Company recorded additional accrued costs of the acquisition of approximately $125,263, which represented the excess fair value over the prescribed contract amounts. This liability has been adjusted by $100,000 at March 31, 1997 to $25,263 and could be subject to further adjustment. The transaction was recorded under the purchase method. Goodwill and other intangibles totaling approximately $2,119,000 will be amortized between 5-20 years using the straight-line method. Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan are combined with those of the Company as of November 18, 1996. Accumulated amortization of goodwill at March 31, 1997 was $68,815.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[2] Acquisition - Artisan [Continued]

The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts, consulting agreements, and options issued.

                                                                                  Years ended
                                                                                   March 31,
                                                                                   ---------
                                                                           1 9 9 7            1 9 9 6
                                                                           -------            -------
Total Revenues                                                          $    5,575,105     $   4,809,422
                                                                        =    =========     =   =========
Net Loss                                                                $   (1,566,743)    $    (520,054)
                                                                        =   ==========     =    ========
Net Loss Per Common Share                                               $         (.28)    $       (.06)
                                                                        ==============     =============
Weighted Average Number of Common Shares
   Outstanding                                                               5,590,750         8,587,500
                                                                             =========         =========

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

[3] Inventories

The components of inventory were as follows:

Raw Materials                                              $      381,864
Work-in Process                                                   216,036
Finished Goods                                                    362,118
                                                           --------------
   Totals                                                  $      960,018
   ------                                                  ==============

[4] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment                                    $      171,088
Leasehold Improvements                                            136,910
Furniture and Fixtures                                            122,344
Office and Computer Equipment                                      66,058
Vehicles                                                           20,824
                                                           --------------
Total - At Cost                                                   517,224
Less: Accumulated Depreciation                                    401,081

   Net                                                     $      116,143
   ---                                                     ==============


Depreciation expense was approximately $14,000 and $-0-, respectively for the year ended March 31, 1997 and the period ended March 31, 1996.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[5] Related Party Transactions

[A] Note Receivable - Interiors - On March 5, 1996, the Company advanced $50,000 with 8% interest to a firm that renders management services to the Company. The Company was repaid on April 16, 1996. Interest income of $250 was recorded as of March 31, 1996. On August 29, 1996 and September 13, 1996, the Company advanced an additional $50,000 with 10% interest. The Company was repaid on November 15, 1996.

[B] Management Agreements - On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee will be accrued quarterly and paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties [See Note 8].

[C] Due to Stockholder - Interiors - During the period ended March 31, 1997, the Company was charged $75,000 in management fees. On November 15, 1996, the Company was advanced $50,238 from Interiors, Inc. Interiors, Inc. advanced an additional $60,000 on December 15, 1996 and $184,000 on February 25, 1997. The Company paid $140,000 in January and $43,000 in February of 1997 to Interiors, Inc. Interest at 8% of approximately $3,400 has been accrued on the outstanding balance of $185,285 for the year ended March 31, 1997.

[D] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and have a maturity date in April 1998. Interest expense for the period ended March 31, 1997 was $4,047.

[E] Leases - Commencing November 19, 1996, the Company leases manufacturing and office space in California from the seller of Artisan and is used by the Company in Artisan's continuing operation under an operating lease which expires November 20, 2001. The lease provides for additional rent based on increases in the Consumer Price Index. The monthly rental is $14,000 [See Note 11].

[6] Long-Term Debt


                                                                      March 31,
                                                                      ---------
                                                               1 9 9 7           1 9 9 6
                                                               -------           -------
Bridge Loans [A]                                           $           --   $      250,000
Acquisition Loans [B]                                             814,330               --
Assumed Notes [C]                                                  18,007               --
                                                           --------------      -----------

Totals                                                            832,337          250,000
Less:  Discount [B]                                                48,171          214,300
                                                           --------------     ------------

Totals                                                            784,166           35,700
Less: Current Portion of Long-Term Debt                           133,085           35,700
                                                            -------------    -------------

   Long-Term Portion                                       $      651,081   $           --
   -----------------                                       ==============   ==============

The prime rate at March 31, 1997 was 8.50%.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

--------------------------------------------------------------------------------

[6] Debt [Continued]

Annual maturities of notes payable long-term debt are as follows:

March 31,

   1998                                    $       133,085
   1999                                            124,413
   2000                                            134,739
   2001                                            145,924
   2002                                            246,005
   Thereafter                                           --
                                           ---------------

   Total                                   $       784,166
   -----                                   ===============

[A] Bridge Loans - On March 31, 1996, the Company borrowed an aggregate of $250,000 from nine [9] lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge

Note"]. The Bridge Notes were due and payable upon the earlier of (i) March 18, 1997 or (ii) the closing of an initial underwritten public offering of the Company's securities with interest of 8% per annum. The Company used a portion of the proceeds of the initial public offering to repay the Bridge Lenders. The Bridge Lenders received a total of 1,500,000 Class A Warrants for 4,500,000 shares of common stock, which were registered in the Company's registration statement that was declared effective by the Securities and Exchange Commission on November 12, 1996 [See Note 10A]. The Class A Warrants are exercisable at a price of $5.25 per warrant commencing two years from the effective date of the initial public offering and expire six years from the effective date of the offering. The Company recorded a discount on the bridge notes at March 31, 1996 of $214,300, which was amortized over the life of the bridge loans. For the period ended March 31, 1997, the Company amortized the entire discount of $214,300 as interest expense.

[B] Acquisition Loans - On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,656 bearing interest at 8% with a final payment of $150,000 at maturity. The note is collateralized by a second interest on all assets of the Company. The non-interest bearing portions of the note were discounted at 8% which gives rise to a discount of $48,171.

[C] Assumed Notes of Artisan House, Inc. - In connection with the acquisition, the Company assumed notes payable in the aggregate amount of $212,891 of which approximately $190,000 was paid off in connection with the closing of the acquisition and the remaining notes of approximately $18,000 bear interest ranging from 9.5% to 13.4% maturing through 2001. Such notes are collateralized by various equipment of the Company.

[7] Commitment Letter - Secured Loan Agreement

On May 31, 1996, the Company received a commitment letter for a revolving credit agreement for a maximum loan amount of $1,100,000. The agreement requires the satisfaction of a number of conditions prior to funding including the completion of a due diligence review. The terms of the loan include an annual interest rate of prime plus 4%, a management fee of 3% of sales, a security interest in all of the Company's accounts receivable, inventory, and equipment, and any proceeds therefrom, a personal guaranty by the Company's Chairman of the Board, and a prepayment fee of $25,000. In the event that the Company is unable to satisfy such conditions, the Company will not receive the proceeds from such loan.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[7] Commitment Letter - Secured Loan Agreement [Continued]

At March 31, 1997, the Company was in negotiations with an asset based lender to obtain a line of credit of up to $600,000 with interest at prime plus 5.5%

secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. Upon consummation of this agreement, the commitment letter mentioned above will be canceled.

[8] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 5B]. The exchange of shares between the Company and Interiors, Inc. is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. Accordingly, the Company's intention is to maintain a long-term position in its investment in Interiors, Inc. The Company has classified its investment as available for sale. As of March 31, 1996, the per share market value of Interiors, Inc.'s Common Stock and Series A Convertible Preferred Stock was $3.063 and $5.875, respectively. Accordingly, gross unrealized holding gains of $12,600 and $175,000 existed at March 31, 1996 on the Common Stock and Series A Convertible Preferred Stock, respectively. As of March 31, 1997, the per share market value of Interiors, Inc.'s common stock and Series A Convertible Preferred Stock was $1.06 and $3.00, respectively. Therefore, the carrying value at March 31, 1997 was $812,600. Accordingly, gross unrealized holding losses of $387,400 and $400,000 existed at March 31, 1997 on the Common Stock and Series A Convertible Preferred Stock, respectively. As of March 31, 1997, Interiors, Inc. owned approximately 79% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

[9] Income Taxes

The Company and its consolidated subsidiary apply the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The major components of deferred income tax assets and liability are as follows:

Deferred Tax Liability
   Depreciation and Amortization                            $        39,000
                                                            ===============
Deferred Tax Asset
   Marketable Securities                                    $       314,000
   Reserves and allowances                                            8,000
   Stock based compensation                                          71,000
   Net operating loss carry forwards                                298,000
                                                            ---------------
   Total Deferred Tax Assets                                $       691,000
                                                            ===============
   Net Deferred Tax Asset Before
     Valuation Allowance                                    $       652,000
     Valuation Allowance                                           (652,000)
                                                              -------------

     Net                                                    $            --
                                                            ===============

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[9] Income Taxes [Continued]

The Company recorded an increase in its valuation allowance of $469,000 over the allowance at March 31, 1996.

The Company has a net operating loss carry forward of approximately $745,000 of which approximately $100,000 will expire in 2010 and $645,000 in 2011.

[10] Capital Stock Transactions

[A] Public Offering - On November 18, 1996, the Company successfully completed its initial public offering and sold 1,035,000 [giving effect to stock dividend See Note 10I] shares of Common Stock at $3.33 per share. As a result of this offering, the Company received net proceeds of $2,236,123 [net of $1,240,204 offering expenses].

[B] Common Stock - In March 1996, the Company issued 3,937,500 shares of Common Stock to seven parties for a total of $105,000 of which $103,000 was in cash and $2,000 was for the fair value of services. At March 31, 1996, $8,000 was reflected as a stock subscription receivable, which was received May 21, 1996.

[C] Preferred Stock - Series C Non-Voting Convertible - In August and September of 1996, the Company issued to Interiors, Inc. a total of 54,934 shares of Series C Non-Voting, Convertible, Preferred Stock for total cash of $824,000.

[D] Exercise of Options - On September 3, 1996, the option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock was exercised for $2,000.

[E] Reverse Stock Split - On October 16, 1996, the Company effected a one-for-two reverse split of the Company's Preferred and Common Stock. All share and per share information has been restated to give effect to the reverse stock split. The reverse stock split did not change the number of shares authorized or the par value of any class of capital stock.

[F] Warrants - The Company issued representative stock warrants with rights to purchase up to 30,000 shares of common stock at a purchase price of $5.50 per share exercisable commencing November 12, 1998 and expiring November 12, 2001.


[G] Stock Options - In March 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Plan [hereinafter called the "1996 Plan"]. The purpose of the 1996 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1996 Plan authorizes the grant to executives and other key employees of the Company stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalents rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The maximum number of shares of common stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 250,000 shares. No options were granted under the 1996 Plan.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[10] Capital Stock Transactions [Continued]

[G] Stock Options [Continued] - During the year ended March 31, 1997, the Company issued 375,000 options pursuant to employment agreements of which 330,000 were outstanding at March 31, 1997.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. Compensation expense has been recognized for the Company's stock-based compensation in the amount of $188,833 for the year ended March 31, 1997. The exercise price for all stock options issued to employees during fiscal year 1997 was below the market price of the Company's stock at the date of grant.

A summary of the activity under the plan is as follows:

                                                                                           Weighted
                                                                         Weighted           Average
                                                                          Average          Remaining
                                                                         Exercise         Contractual
                                                           Shares          Price             Life
                                                           ------          -----             ----
   Outstanding - April 1, 1996                                  --       $     --
   ---------------------------

Granted                                                    375,000            .20
Exercised                                                  (45,000)          1.67

Forfeited/Expired                                               --             --
                                                         ---------       --------

   Outstanding - March 31, 1997                            330,000       $  .0001         4 Years
   ----------------------------                          =========       ========         =======

   Exercisable - March 31, 1997                                 --            --               --
   ----------------------------                          =========       ========         =======

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would not have changed on a proforma basis. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $3.58 for the year ended March 31, 1997 using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                                    March 31,
                                                     1 9 9 7
                                                     -------
Risk-free Interest Rate                                6%
Expected Life                                        4 Years
Expected Volatility                                   109%
Expected Dividends                                    None

Net income and net earnings per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                 March 31,
                                                  1 9 9 7
                                                  -------
Net [Loss]:
   As Reported                              $    (856,000)
                                            =============
   Pro Forma                                $    (856,000)
                                            =============
Net [Loss] Per Share:
   As Reported                              $        (.16)
                                            =============

   Pro Forma                                $        (.16)
                                            =============

DECOR GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[10] Capital Stock Transactions [Continued]

[H] Preferred Stock - Series A Convertible - Each share shall not have the right to vote nor to receive dividends and the liquidation rate is $.0001 per share. Each share is convertible into one share of Common Stock, subject to certain anti-dilution provisions. Series B Non-Convertible - Each share shall not receive dividends, but will have the right to vote and the liquidation rate is $.0001 per share. Series C Convertible - Each share shall not have the right to vote nor receive dividends. The liquidation rate is $.0001 per share. Each share is convertible commencing September 1, 1997, subject to adjustment, into one share of common stock, subject to certain anti-dilution provisions.

[I] Stock Dividends - On December 3, 1996, the Board of Directors declared a dividend on its shares of Common Stock, distributable to stockholders of record of the Company as of December 16, 1996 on the basis of two additional shares of Common Stock for each one share of common stock previously outstanding. All share data in the financial statements have been adjusted for this dividend.

[J] Series B Preferred Stock Dividend - In January of 1997, the Company issued a dividend on its Series B Preferred Stock payable to the stockholder of record as of December 16, 1996 on the basis of 1 share of Series B Preferred Stock for each 1 share of Series B Preferred Stock outstanding. All share data have been adjusted for this dividend. In addition, the resolution was made that if at any time the Company's Board of Directors and stockholders approve an increase in the number of authorized shares of Series B Preferred Stock to not less than 30,000,000 shares, then the Series B Preferred stockholder shall be issued an additional 10,000,000 shares of Series B Preferred.

[11] Commitments and Contingencies

[A] Leases - The Company leases manufacturing and office space in California from the seller of Artisan and is used by the Company in Artisan's continuing operation under an operating lease which expires November 20, 2001. The lease provides for additional rent based on increases in the Consumer Price Index.

Future minimum lease payments under all operating leases are as follows at March 31, 1997:

 March 31,
 ---------
   1998                                              $     247,000
   1999                                                    226,000
   2000                                                    188,000
   2001                                                    174,000
   2002                                                    107,000
                                                     -------------

   Total                                             $     942,333
   -----                                             =============

Artisan also rents showroom space in Georgia and Texas on a month-by-month basis.

Rental expense was $92,766 and $-0-, respectively for the year ended March 31, 1997 and the period ended March 31, 1996.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------

[11] Commitments and Contingencies [Continued]

[B] Employment Agreement - Seller - Artisan, entered into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. The Seller will be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which was paid at closing and $40,000 of which is to be paid in twelve equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of Artisan's sales and 5% of Artisan's export sales in excess of those achieved by Artisan for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis, and (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the employment agreement.

On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 150,000 shares of the Company's common stock on each of the first and second anniversary of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997.

[C] Employment Agreement - Chief Operating Officer/Treasurer - On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon the Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 30,000 shares of the Company's common stock at an exercise price of equal to $.0001 per share exercisable for a period of six years. It also provides additional options to purchase 30,000 shares of the Company's common stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant for each of the three years ending March 31, 1998, 1999 and 2000. Continued employment by the Company is required and the

Company must meet or exceed 115% of the prior year's NPBT. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

[D] Employment Agreement - Vice President - Sales/Marketing - On January 14, 1997, Artisan entered into a two year employment agreement with Artisan's Vice President of Sales and Marketing for (i) an annual salary of $90,000; (ii) plus a cash bonus equal to two percent [2%] of Net Sales growth of Artisan, in excess of 10% growth over Artisan's previous fiscal year; and (iii) a cash bonus equal to one percent [1%] of the growth of "gross profit less selling expense" over the previous fiscal year, if net sales have grown over 10% compared to the previous fiscal year.

[E] Consulting Agreements - On January 1, 1997, the Company entered into a consulting agreement with a Director of the Company to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. The Company has agreed to pay $150,000 over three [3] years.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[11] Commitments and Contingencies [Continued]

[E] Consulting Agreements [Continued] - On March 1, 1997, Artisan entered into a consulting agreement to provide Artisan with such consulting services as requested in connection with the stabilization, updating and transition of Artisan's accounting systems. The Company has agreed to pay $11,500 per month for the term of the Consulting Agreement. The initial term of the Consulting Agreement is three [3] months. The expiration date has since been amended to expire July 31, 1997.

[F] Termination Agreement - Under a termination agreement with a former employee, the Company is required to pay severance in the amount of $3,889 per month for 18 months beginning April 1997. In addition, the Company is required to provide various other minimal benefits to the former employee. The Company recorded a liability for the total compensation payments of $70,000 at March 31, 1997 [See Note 15C].

[12] Fair Value of Financial Instruments

The carrying amount of notes payable, net of discount, included in current liabilities approximates fair value because of their short maturities. The carrying amount of notes payable, net of discount, and loans payable - stockholders included in non-current liabilities approximates their fair value because they bear interest at a rate that approximates the Company's cost of capital.

[13] Legal Proceedings


In March 1997, CIDCOA International, Inc. ["CIDCOA"] formerly know as Artisan House, Inc. brought an arbitration proceeding against the Company, alleging that it has failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleges that it is owed a purchase price adjustment [See Note 2]. The Company denied the allegations, and has brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA.

[14] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[14] New Authoritative Pronouncements [Continued]

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.


[15] Subsequent Events

[A] In April 1997, the Company entered into a letter of intent to acquire a decorative accessories manufacturer, based on the west coast. The Company is currently continuing negotiations regarding the acquisition.

[B] On May 6, 1997, the Company filed an application with The Nasdaq Stock Market, Inc. for initial listing of the Company's Common Stock and Class A Common Stock Purchase Warrants. The Company's application is currently pending.

[C] In June 1997, the Company ceased paying the severance pay required under a termination agreement to a former employee of the Company. The Company is currently negotiating a revised termination agreement with the former employee [See Note 11F].

                  .   .   .   .   .   .   .   .   .   .   .

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 27 day of June, 1997.

                                         DECOR GROUP, INC.


                                         By:/s/Max Munn
                                            ---------------
                                            Max Munn
                                            Chairman of the Board, and
                                            Secretary


   In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                     Title                                   Date
/s/ Max Munn                  Chairman of the                     June 27, 1997
------------------------      Board and Secretary
Max Munn

/s/ Dennis D'Amore            President and Chief                 June 27, 1997
------------------------      Financial Officer
Dennis D'Amore

/s/ Matthew L. Harriton       Director                            June 27, 1997
------------------------
Matthew L. Harriton

/s/ Michael Lulkin            Director                            June 27, 1997
------------------------
Michael Lulkin