Form 10QSB
period 1997-06-30
DECOR GROUP INC
filed 1997-08-14
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended     June 30, 1997    Commission File Number   0-28960

                                DECOR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3911958
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            320 Washington Street
                 Mt. Vernon, New York                          10553
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:        (914) 665-5400
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of August 14, 1997 there were 5,122,500 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------


                                                                    Page to Page


Part I: Financial Information

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of June 30, 1997 [Unaudited]........ 1....... 2

   Consolidated Statements of Operations for the three months ended
   June 30, 1997 and 1996 [Unaudited].................................. 3.......

   Consolidated Statements of Stockholders' Equity for the three months ended June 30, 1997 [Unaudited].................................... 4.......

   Consolidated Statements of Cash Flows for the three months ended
   June 30, 1997 and 1996 [Unaudited]................................ 5....... 6

   Notes to Consolidated Financial Statements [Unaudited]............ 7.......12

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................13.......16

Signature..............................................................17.......




                        . . . . . . . . . . . . . . . . . .



Item 1:

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                  $    48,805
  Accounts Receivable [Net of Allowance of $206,417]                        961,195
  Inventories                                                               945,017
  Prepaid Expenses and Other Current Assets                                 152,519
                                                                        -----------

  Total Current Assets                                                    2,107,536

Property and Equipment [Net of Accumulated Depreciation of $411,801]        104,390
                                                                        -----------

Other Assets:
  Investment - Related Party                                                993,800
  Goodwill [Net of Accumulated Amortization of $87,288]                   1,431,611
  Other Intangible Assets [Net of Accumulated Amortization of $35,639]      564,361
  Other Assets                                                               22,488
                                                                        -----------

  Total Other Assets                                                      3,012,260

  Total Assets                                                          $ 5,224,186
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.



DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   413,689
  Accrued Costs of Acquisition                                               25,263
  Accrued Interest - Related Party                                           12,609
  Due to Stockholders                                                       251,285
  Current Portion of Long-Term Debt                                          87,211
                                                                        -----------

  Total Current Liabilities                                                 790,057

Long-Term Debt                                                              666,724

  Total Liabilities                                                       1,456,781

Commitments and Contingencies [7]                                                --

Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000
  Blank Check Shares  Authorized of which 5,000,000
 are Convertible  Non-Voting  Series A - 250,000
   Shares Issued and Outstanding;  20,000,000
 Non-Convertible Voting Series B - 20,000,000 Shares Issued
 and Outstanding; 10,000,000 Non-Voting Series C -
   54,934 Issued and Outstanding                                              2,030

  Additional Paid-in Capital - Preferred Stock                            2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   5,122,500 Issued and Outstanding                                             512

  Additional Paid-in Capital - Common Stock                               4,034,911

  Accumulated Deficit                                                    (1,225,401)

  Deferred Compensation                                                    (862,417)

  Unrealized Holding Loss on Investment                                    (606,200)

  Total Stockholders' Equity                                              3,767,405

  Total Liabilities and Stockholders' Equity                            $ 5,224,186
                                                                        ===========


The Accompanying Notes are an Integral Part of These
 Consolidated Financial Statements.


DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------





                                                              Three months ended
                                                                    June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Revenues                                                   $1,448,694   $        --

Cost of Revenues                                              750,279            --
                                                           ----------   -----------

  Gross Profit                                                698,415            --
                                                           ----------   -----------

Selling, General and Administrative Expenses:
  Acquisition Fees and Expenses                                    --        52,829
  Administrative Expenses                                     644,324        86,022
  Selling Expense                                             231,575            --
                                                           ----------   -----------

  Total Selling, General and Administrative Expenses          875,899       138,851
                                                           ----------   -----------

  [Loss] from Operations                                     (177,484)     (138,851)
                                                           ----------   -----------

Other Income [Expense]:
  Net Miscellaneous Expense                                   (71,709)           --
  Interest Expense - Related Party                             (5,162)           --
  Interest Expense                                            (15,500)     (107,150)
                                                           ----------   -----------

  Other [Expense] - Net                                       (92,371)     (107,150)
                                                           ----------   -----------

  [Loss] Before Provision for Income Taxes                   (269,855)     (246,001)

Provision for Income Taxes                                         --            --
                                                           ----------   -----------

  Net [Loss]                                               $ (269,855)  $  (246,001)
                                                           ==========   ===========

  [Loss] Per Share                                         $     (.05)  $      (.06)
                                                           ==========   ===========

  Number of Common Shares                                   5,122,500     3,937,500
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These
 Consolidated Financial Statements.

                                         3


DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                       Preferred Stock            Common Stock                            Unrealized
                                                   Additional               Additional                      Holding    Total
                                                     Paid-in                  Paid-inAccumulated Deferred   Loss onStockholders'
                                  Shares    Amount   Capital Shares  Amount   Capital  Deficit CompensationInvestment Equity

 Balance - April 1, 1997         20,304,934   2,030 $2,423,970 5,122,500 512  $4,034,911(955,546) $(991,167) $(787,400)  $3,727,310

Unrealized Gain on Investment          --        --       --      --     --       --        --         --     181,200      181,200

Amortization of Deferred
Compensation                           --        --       --      --     --       --        --      128,750      --        128,750

Net [Loss] for the three months
 ended  June 30, 1997                  --        --       --      --     --       --    (269,855)        --        --      (269,855)
                                 -------- --------- -------- ------- ------  -------  --------   --------   -------       --------

 Balance - June 30, 1997         20,304,934   2,030 $2,423,970 5,122,500 512  $4,034,911$(1,225,401)$(862,417) $(606,200) $3,767,405
                                 ============ ====== ========== ========= ====  ========== ============ =======  ========== ========



The Accompanying Notes are an
Integral Part of These Consolidated
Financial Statements.


DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                              Three months ended
                                                                    June 30,
                                                              1 9 9 7       1 9 9 6

                                                              -------       -------


Operating Activities:
  Net Loss                                                 $ (269,855)  $  (246,001)
  Adjustment to Reconcile Net Loss to Net Cash
   [Used for] Operating Activities:
   Amortization of Deferred Compensation                      128,750            --
   Accrued Interest Receivable                                     --           250
   Interest - Cost of Bridge Warrants                              --       107,150
   Amortization of Intangibles                                 30,180            --
   Depreciation                                                11,753            --
   Bad Debt Expense                                            14,099            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      142,281            --
     Inventory                                                 15,001            --
     Other Assets                                             (67,880)           --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                   (117,301)      108,000
                                                           ----------   -----------

  Net Cash - Operating Activities                            (112,972)      (30,601)
                                                           ----------   -----------

Investing Activities:
  Cash Paid for Acquisition of Artisan House                       --       (15,000)
  Collections on Note Receivable                                   --        50,000
                                                           ----------   -----------

  Net Cash - Investing Activities                                  --        35,000
                                                           ----------   -----------

Financing Activities:
  Proceeds from Stockholder Loans                              22,500        35,500
  Proceeds from Sale of Common Stock                               --         8,000
  Repayment of Notes Payable                                  (30,231)           --
  Deferred Offering Costs                                          --       (74,658)
                                                           ----------   -----------

  Net Cash - Financing Activities                              (7,731)      (31,158)
                                                           ----------   -----------

  Net Increase in Cash                                       (120,703)      (26,759)

Cash - Beginning of Periods                                   169,508        47,000
                                                           ----------   -----------

  Cash - End of Periods                                    $   48,805   $    20,241
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   15,500   $        --
   Income Taxes                                            $       --   $        --


The Accompanying Notes are an Integral Part of These
 Consolidated Financial Statements.

                                         5

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------




Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During the period ended March 31, 1996, the Company recorded a discount of $214,300 on the bridge loan resulting from the issuance of warrants for the $250,000 bridge loan. For the period ended March 31, 1997, the Company amortized $214,300 as interest expense.

  On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B Non-Convertible Preferred Stock in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 and a guarantee with respect to certain indebtedness.

  In March 1996, the Company issued 3,937,500 shares of common stock to seven parties for $105,000 of which $103,000 was in cash and $2,000 was for the fair value of services. At March 31, 1996, $8,000 was reflected as a stock subscription receivable and was collected on May 21, 1996.

  On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for approximately $3,700,000, of which $2,400,000 was paid in cash, $300,000 in shares of common stock and $1,050,000 in notes. The Company primarily acquired accounts receivable of approximately $1,100,000, inventory of approximately $800,000 and assumed liabilities of approximately $578,000.





The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



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

[B] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

[C] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 1997.

[D] Inventory - Inventory is stated at the lower of cost or market, is comprised of materials, labor and factory overhead, and is determined on the first-in, first-out ["FIFO"] basis.

[E] Property and Equipment - Property and equipment is stated at cost and is net of accumulated depreciation. The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Vehicles                                 2 Years
Machinery and Equipment              1 - 5 Years
Furniture and Fixtures                   5 Years

Leasehold improvements are amortized utilizing the straight-line method over the shorter of the remaining term of the lease or the useful life of the improvement.

[F] Marketable Securities - Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities", addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities; trading securities; and available-for-sale securities.

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

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[G] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. were charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of 10 years using the straight-line method. Effective April 1, 1997 based upon operating management's experienced understanding of the expected useful lives of the tangible and intangible assets, the Company changed its period of amortization of goodwill to 20 years. The effect of this change will be to reduce future annual amortization of goodwill by $75,000. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

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

[J] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes for June 30, 1996 was based on the 3,937,500 common shares issued since the initial capitalization and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, on the 4,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception to June 30, 1996 [the last period in the IPO Prospectus] and, for June 30, 1997, the 5,122,500 shares outstanding from April 1, 1997. Convertible preferred stock options and warrants are not included because the effect would be anti-dilutive.

[K] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At June 30, 1997, the Company did not maintain cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, has established an allowance for uncollectible accounts of $206,417 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral on its accounts receivable.

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

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[M] License Agreements - The Company currently manufactures a small segment of its products pursuant to license agreements. Generally, all of the license agreements are non-exclusive, permit sales in the United States and require the Company to make periodic royalty payments based upon revenues from the sale of licensed works.

[N] Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated.

[2] Acquisition - Artisan

On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,656 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $53,933 which will be amortized to interest expense. Separately, the seller was issued 150,000 shares, giving effect to stock dividend, of Decor common stock, valued at $300,000. The Company recorded additional accrued costs of the acquisition of approximately $125,263, which represented the excess fair value over the prescribed contract amounts. This liability has been adjusted by $100,000 at March 31, 1997 to $25,263 and could be subject to further adjustment. The transaction was recorded under the purchase method. Goodwill and other intangibles totaling approximately $2,119,000 will be amortized between 5-20 years using the straight-line method. Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan are combined with those of the Company as of November 18, 1996.

The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts, consulting agreements, and options issued.

                                             Three months ended
                                                  June 30,
                                                   1 9 9 6

Total Revenues                                   $1,386,976

Net Loss                                         $ (300,765)
                                                 ==========

Net Loss Per Common Share                        $     (.10)
                                                 ==========

Weighted Average Number of Common Shares
  Outstanding                                     3,162,500

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  375,864
Work-in Process                            212,586
Finished Goods                             356,567
                                        ----------

  Totals                                $  945,017
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

[C] Due to Stockholder - Interiors - Interest at 8% of approximately $3,850 has been accrued on the outstanding balance due to Interiors of $207,785 for the three months ended June 30, 1997.

[D] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and have a maturity date in April 1998.
Interest expense for the three months ended June 30, 1997 was $1,305.

[5] Commitment Letter - Secured Loan Agreement

On May 31, 1996, the Company received a commitment letter for a revolving credit agreement for a maximum loan amount of $1,100,000. The agreement requires the satisfaction of a number of conditions prior to funding including the completion of a due diligence review. The terms of the loan include an annual interest rate of prime plus 4%, a management fee of 3% of sales, a security interest in all of the Company's accounts receivable, inventory, and equipment, and any proceeds therefrom, a personal guaranty by the Company's Chairman of the Board, and a prepayment fee of $25,000. In the event that the Company is unable to satisfy such conditions, the Company will not receive the proceeds from such loan. Due to the consummation of a new agreement in July 1997, the Company anticipates canceling this commitment letter.

On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4B]. The exchange of shares between the Company and Interiors, Inc. is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. Accordingly, the Company's intention is to maintain a long-term position in its investment in Interiors, Inc. The Company has classified its investment as available for sale. As of June 30, 1996, the per share market value of Interiors, Inc.'s Common Stock and Series A Convertible Preferred Stock was $4.25 and $7.25, respectively. Accordingly, gross unrealized holding gains of $250,000 and $450,000 existed at June 30, 1996 on the Common Stock and Series A Convertible Preferred Stock, respectively. As of June 30, 1997, the per share market value of Interiors, Inc.'s common stock and Series A Convertible Preferred Stock was $1.219 and $3.7500, respectively. Therefore, the carrying value at June 30, 1997 was $993,800. Accordingly, gross unrealized holding losses of $250,000 and $356,200 existed at June 30, 1997 on the Common Stock and Series A Convertible Preferred Stock, respectively. As of June 30, 1997, Interiors, Inc. owned approximately 79% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

[7] Commitments and Contingencies

[A] Employment Agreement - Seller - Artisan's employment agreement with the seller was terminated effective July 8, 1997. Financial payments of amounts due under the contract are expected to be paid by September 1997.

[B] Consulting Agreement - On March 1, 1997, Artisan entered into a consulting agreement to provide Artisan with such consulting services as requested in connection with the stabilization, updating and transition of Artisan's accounting systems. The Company has agreed to pay $11,500 per month for the term of the Consulting Agreement. The initial term of the Consulting Agreement is three [3] months with two, one month extensions. This agreement expired in July 1997.

[C] Termination Agreement - Under a termination agreement with a former employee, the Company is required to pay severance in the amount of $3,889 per month for 18 months beginning April 1997. In addition, the Company is required to provide various other minimal benefits to the former employee. The Company recorded a liability for the total compensation payments of $70,000 at March 31, 1997.

In June 1997,  the Company  ceased paying the severance pay required  under this
termination   agreement.   The  Company  is  currently   negotiating  a  revised
termination agreement with the former employee.

[D] Acquisitions - In April 1997, the Company entered into a letter of intent to acquire a decorative accessories manufacturer, based on the west coast. Although, the Company has not entered into a definitive agreement with respect to the acquisition of such manufacturer, the Company is continuing negotiations regarding the acquisition.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------


[8] Legal Proceedings

In March 1997, CIDCOA International, Inc. ["CIDCOA"] formerly know as Artisan House, Inc. brought an arbitration proceeding against the Company, alleging that it has failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleges that it is owed a purchase price adjustment. The Company denied the allegations, and has brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA. In August 1997, CIDCOA filed a motion seeking to enforce an alleged settlement agreement made by the parties. The Company denies that any settlement was reached by the parties. CIDCOA's motion is currently pending before JAMS/Endispute.

[9] Capital Stock

[A] Stock Dividends - On December 3, 1996, the Board of Directors declared a dividend on its shares of Common Stock, distributable to stockholders of record of the Company as of December 16, 1996 on the basis of two additional shares of Common Stock for each one share of common stock previously outstanding. All share data in the financial statements have been adjusted for this dividend.

[B] Series B Preferred Stock Dividend - In January of 1997, the Company issued a dividend on its Series B Preferred Stock payable to the stockholder of record as of December 16, 1996 on the basis of 1 share of Series B Preferred Stock for each 1 share of Series B Preferred Stock outstanding. All share data have been adjusted for this dividend. In addition, the resolution was made that if at any time the Company's Board of Directors and stockholders approve an increase in the number of authorized shares of Series B Preferred Stock to not less than 30,000,000 shares, then the Series B Preferred stockholder shall be issued an additional 10,000,000 shares of Series B Preferred.

[10] New Authoritative Pronouncements

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after
 December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.
                    .   .   .   .   .   .   .   .   .   .   .

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

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4B]. The exchange of shares between the Company and Interiors, Inc. is pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. Accordingly, the Company's intention is to maintain a long-term position in its investment in Interiors, Inc. The Company has classified its investment as available for sale. As of June 30, 1996, the per share market value of Interiors, Inc.'s Common Stock and Series A Convertible Preferred Stock was $4.25 and $7.25, respectively. Accordingly, gross unrealized holding gains of $250,000 and $450,000 existed at June 30, 1996 on the Common Stock and Series A Convertible Preferred Stock, respectively. As of June 30, 1997, the per share market value of Interiors, Inc.'s common stock and Series A Convertible Preferred Stock was $1.219 and $3.7500, respectively. Therefore, the carrying value at June 30, 1997 was $993,800. Accordingly, gross unrealized holding losses of $250,000 and $356,200 existed at June 30, 1997 on the Common Stock and Series A Convertible Preferred Stock, respectively. As of June 30, 1997, Interiors, Inc. owned approximately 79% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

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

In April 1997, the Company entered into a letter of intent to acquire a decorative accessories manufacturer, based on the west coast. Although, the Company has not entered into a definitive agreement with respect to the acquisition of such manufacturer, the Company is continuing negotiations regarding the acquisition.

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the three months ended June 30, 1997 of $1,448,694 and $750,279, respectively. This represents Artisan's sales and cost of sales transactions for three months ended June 30, 1997.

The Company had selling and administrative expenses for the three months ended June 30, 1997 of $875,899 of which $599,721 represented Artisan's expenses for the three months ended June 30, 1997.

For the three months ended June 30, 1997, Artisan had earnings before interest, taxes, depreciation and amortization of $63,979.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

The Company incurred a net loss of $269,855 for the three months ended June 30, 1997. This includes net income generated by Artisan House of approximately $11,364 for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, Decor had working capital of $1,317,479. For the three months ended June 30, 1997, the Company used $112,972 for operating activities and $7,731 for financing activities. The cash balance at June 30, 1997 was $48,805. Management believes that in the next twelve months cash requirements will be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

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

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

The Company, entered into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. The Seller will be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which was paid at closing and $40,000 of which is to be paid in twelve equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of Artisan's sales and 5% of the Artisan's export sales in excess of those achieved by Artisan House, Inc. for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis, and (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the employment agreement. The agreement was terminated effective July 8, 1997 and the final payment is expected to be paid by September 1997.

On December 31, 1996, the Artisan entered into a three year employment agreement with the Artisan's Chief Operating Officer and President for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon the Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 30,000 shares of the Company's Common Stock at an exercise price of equal to $.0001 per share exercisable for a period of six years for each of the next three years. For each of the three years ended March 31, 1998, 1999 and 2000 additional options to purchase 30,000 shares of the Company's Common Stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant. Continued employment by Artisan is required and Artisan must meet or exceed 115% of the prior year's NPBT. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

In March 1997, CIDCOA International, Inc. ["CIDCOA"] formerly know as Artisan House, Inc. brought an arbitration proceeding against the Company, alleging that it has failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleges that it is owed a purchase price adjustment. The Company denied the allegations, and has brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA. In August 1997, CIDCOA filed a motion seeking to enforce an alleged settlement agreement made by the parties. The Company denies that any settlement was reached by the parties. CIDCOA's motion is currently pending before JAMS/Endispute.

Under a termination agreement with a former employee, the Company is required to pay severance in the amount of $3,889 per month for 18 months beginning April 1997. In addition, the Company is required to provide various other minimal benefits to the former employee. The Company recorded a liability for the total compensation payments of $70,000 at March 31, 1997.

In June 1997, the Company ceased paying the severance pay required under a termination agreement to a former employee of the Company. The Company is currently negotiating a revised termination agreement with the former employee.

On July 1, 1997, Artisan obtained a line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




NEW AUTHORITATIVE PRONOUNCEMENTS

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise
 and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after
 December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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

                                    Decor Group, Inc.





Date: August 14, 1997               By:/s/ Dennis D'Amore
                                       ------------------
                                        Dennis D'Amore
                                        Chief Executive and Financial Officer