Form 10QSB
period 1997-09-30
DECOR GROUP INC
filed 1997-11-13
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended  September 30, 1997    Commission File Number      0-28960

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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 13, 1997 there were 1,709,176 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------


                                                                    Page to Page


Part I: Financial Information

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of September 30, 1997 [Unaudited]..  1....... 2

   Consolidated Statements of Operations for the three and six months ended September 30, 1997 and 1996 [Unaudited]..................... 3.......

   Consolidated Statement of Stockholders' Equity for the six months ended September 30, 1997 [Unaudited].............................. 4.......

   Consolidated Statements of Cash Flows for the six months ended
   September 30, 1997 and 1996 [Unaudited]........................... 5....... 6

   Notes to Consolidated Financial Statements [Unaudited]............ 7.......14

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................15.......19

Signature............................................................20.......




                        . . . . . . . . . . . . . . . . . .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                              $   517,324
  Accounts Receivable [Net of Allowance of $150,549]                    892,885
  Inventories                                                           798,315
  Prepaid Expenses and Other Current Assets                             131,739
                                                                    -----------

  Total Current Assets                                                2,340,263

Property and Equipment [Net of Accumulated Depreciation of $411,801]    113,575
                                                                    -----------

Other Assets:
  Other Intangible Assets [Net of Accumulated Amortization of $5,696]    94,304
  Other Assets                                                           50,506
                                                                     ----------

  Total Other Assets                                                    144,810

  Total Assets                                                        2,598,648
                                                                    ===========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                             $   511,338
  Due to Stockholders                                                   273,785
  Accrued Compensation and Benefits - Former Officer                    232,005
  Accrued Costs for Restructuring                                       230,375
  Line of Credit                                                        221,320
  Current Portion of Long-Term Debt                                      60,013
  Accrued Interest - Related Party                                       18,221
                                                                    -----------

  Total Current Liabilities                                           1,547,057

Long-Term Debt                                                          617,282

  Total Liabilities                                                   2,164,339

Commitments and Contingencies [7]                                            --

Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000  Blank
  Check Shares Authorized of which 5,000,000 are Convertible
  Non-Voting  Series A - 250,000 Shares Issued and Outstanding;
  20,000,000  Non-Convertible Voting Series B - 20,000,000 Shares
  Issued and Outstanding; 10,000,000 Non-Voting Series C - 54,934
  Issued and Outstanding                                                  2,030

  Additional Paid-in Capital - Preferred Stock                        2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   1,709,176 Issued and Outstanding                                         171

  Additional Paid-in Capital - Common Stock                           4,052,752

  Accumulated Deficit                                                (5,310,947)

  Deferred Compensation                                                (733,667)

  Total Stockholders' Equity                                            434,309

  Total Liabilities and Stockholders' Equity                        $ 2,598,648
                                                                    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                         Three months ended          Six months ended
                                            September 30,               September 30,
                                            -------------               -------------
                                       1 9 9 7        1 9 9 6      1 9 9 7       1 9 9 6
                                       -------        -------      -------       -------

Revenues                              $1,154,748   $        --   $2,603,442   $        --

Cost of Revenues                         569,497            --    1,319,776            --
                                      ----------   -----------   ----------   -----------

  Gross Profit                           585,251            --    1,283,666            --
                                      ----------   -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Administrative Expenses              1,032,869        15,067    1,677,193       153,918
  Selling Expense                        466,396            --      697,971            --
                                      ----------   -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses             1,499,265        15,067    2,375,164       153,918
                                      ----------   -----------   ----------   -----------

Loss on Writedown of Goodwill
  and Other Intangible Assets          2,108,567            --    2,108,567            --
                                      ----------   -----------   ----------   -----------

  [Loss] from Operations              (3,022,581)      (15,067)  (3,200,065)     (153,918)
                                      ----------   -----------   ----------   -----------

Other Income [Expense]:
  Loss on Sale of Investment in
   Related Party                      (1,112,873)           --   (1,112,873)           --
  Interest Income                             --        (1,555)          --        (1,555)
  Miscellaneous Income                    76,299            --        4,590            --
  Interest Expense - Related Party        (5,612)        1,500      (10,774)        1,500
  Interest Expense                       (19,683)       58,575      (35,183)      165,725
                                      ----------   -----------   ----------   -----------

  Other [Expense] Income - Net        (1,061,869)       58,520   (1,154,240)      165,670
                                      ----------   -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                       (4,084,450)      (73,587)  (4,354,305)     (319,588)

Provision for Income Taxes                 1,096            --        1,096            --
                                      ----------   -----------   ----------   -----------

  Net [Loss]                         $(4,085,546) $   (73,587)  $(4,355,401) $  (319,588)
                                     ===========  ===========   ===========  ===========

  [Loss] Per Share                   $    (2.39)  $      (.09)  $    (2.55)  $      (.34)
                                     ==========   ===========   ==========   ===========

  Number of Common Shares             1,709,176       817,633    1,709,176       937,500
                                     ==========   ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         3

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                       Preferred Stock            Common Stock                            Unrealized
                                                   Additional               Additional                      Holding    Total
                                                     Paid-in                  Paid-inAccumulated Deferred   Loss onStockholders'
                                  Shares    Amount   Capital Shares  Amount   Capital  Deficit CompensationInvestment Equity

 Balance - April 1, 1997        20,304,934 $2,030 $2,423,970 1,707,510 $171 $4,035,252   $(955,546) $(991,167) $(787,400) $3,727,310

Issuance of Common Shares to
Former Employee [7C]                    --     --         --     1,666   --     17,500          --         --         --      17,500

Adjustment on Disposal of
Securities Available for Sale           --     --         --        --   --         --          --         --    787,400     787,400

Amortization of Deferred
Compensation                            --     --         --        --   --         --          --    257,500         --     257,500

Net [Loss] for the six months
ended September 30, 1997                --     --         --        --   --         --  (4,355,401)        --         -- (4,355,401)
                                ----------  ----- ---------- --------- ---- ---------- -----------  ---------    -------  ----------

 Balance - September 30, 1997   20,304,934 $2,030 $2,423,970 1,709,176 $171 $4,052,752 $(5,310,947) $(733,667) $     --   $ 434,309
                               =========== ====== ========== ========= ==== ========== ===========  =========   ========  =========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                               4

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                  Six months ended
                                                                     September 30,
                                                              1 9 9 7          1 9 9 6
                                                              -------          -------
Operating Activities:
   Net [Loss]                                               $(4,355,401)    $  (319,588)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accrued Management Fees - Related Party                     45,000               --
   Stock Issued for Services - Former Employee                 17,500               --
   Amortization of Deferred Compensation                      257,500               --
   Accrued Interest Receivable                                     --             (182)
   Interest - Cost of Bridge Warrants                              --          160,725
   Amortization of Intangibles                                 56,455               --
   Depreciation                                                21,521               --
   Bad Debt Expense                                            26,807               --
   Loss on Sale of Investment in Related Party              1,112,873               --
   Loss on Writedown of Goodwill and Other Intangible
    Assets - Noncash Portion                                1,875,393               --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      197,883               --
     Inventory                                                161,703               --
     Other Assets                                             (75,108)          (2,000)
     Note Receivable                                               --          (50,000)
     Related Party Receivable                                      --           (6,500)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    (14,060)         125,500
     Accrued Compensation and Benefit - Former Officer        232,005               --
     Accrued Acquisition Costs                                (25,263)              --
     Accrued Costs for Restructuring                          230,375               --
                                                           ----------      -----------

  Net Cash - Operating Activities - Forward                  (234,817)         (92,045)
                                                           ----------      -----------

Investing Activities:
  Cash Paid for Acquisition of Artisan House                       --          (85,000)
  Collections on Note Receivable                                   --           50,000
  Purchase of Fixed Assets                                    (18,943)              --
  Proceeds from Sale of Investment in Related Party           487,127               --
                                                           ----------      -----------

  Net Cash - Investing Activities - Forward                   468,184          (35,000)
                                                           ----------      -----------

Financing Activities:
  Proceeds from Line of Credit                                221,320
  Proceeds from Stockholder Loans                                  --           50,000
  Proceeds from Sale of Preferred Stock                            --          826,000
  Proceeds from Sale of Common Stock                               --            8,000
  Payment of Notes and Leases Payable                        (106,871)              --
  Deferred Offering Costs                                          --          (85,658)
                                                           ----------      -----------

  Net Cash - Financing Activities - Forward                $  114,449      $   798,342

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                 Six months ended
                                                                   September 30,
                                                              1 9 9 7       1 9 9 6
                                                              -------       -------

  Net Cash - Operating Activities - Forwarded              $ (234,817)  $   (92,045)

  Net Cash - Investing Activities - Forwarded                 468,184       (35,000)

  Net Cash - Financing Activities - Forwarded                 114,449       798,342
                                                           ----------   -----------

  Net Increase in Cash                                        347,816       671,297

Cash - Beginning of Periods                                   169,508        47,000
                                                           ----------   -----------

  Cash - End of Periods                                    $  517,324   $   718,297
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   35,183   $        --
   Income Taxes                                            $    1,096   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During the period ended March 31, 1996, the Company recorded a discount of $214,300 on the bridge loan resulting from the issuance of warrants for the $250,000 bridge loan. For the period ended March 31, 1997, the Company amortized $214,300 as interest expense.

  On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B Non-Convertible Preferred Stock in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 and a guarantee with respect to certain indebtedness [See Notes 6, Investment in Interiors, Inc. and 12A, Subsequent Events - Proposed Merger].

  In March 1996, the Company issued 1,312,500 shares of common stock to seven parties for $105,000 of which $103,000 was in cash and $2,000 was for the fair value of services. At March 31, 1996, $8,000 was reflected as a stock subscription receivable and was collected on May 21, 1996.

  On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for approximately $3,700,000, of which $2,400,000 was paid in cash, $300,000 in shares of common stock and $1,050,000 in notes. The Company primarily acquired accounts receivable of approximately $1,100,000, inventory of approximately $800,000 and assumed liabilities of approximately $578,000 [See Note 1G for Impairment].




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Decor Group, Inc., a Delaware corporation [the "Company" or "Decor"], was incorporated on March 1, 1996. The Company is a subsidiary of Interiors, Inc. The Company was organized for the purpose of acquiring Artisan House, Inc. ["Artisan"]. The acquisition was completed on
November 18, 1996. Artisan is engaged in the business of designing, manufacturing, marketing, selling and distributing metal wall-mounted, tabletop and freestanding sculptures. Artisan manufactures its products at one location in southern California and sells through sales representatives and from its regional showrooms to furniture retailers and department stores throughout the United States and internationally. The transaction was recorded under the purchase method. [See Notes 2 and 6].

[B] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

[C] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 1997.

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

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[G] Goodwill and Other Intangible Assets - The Company is required to analyze the value of its recorded intangible assets in accordance with SFAS No. 121 on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. The Company's management considered the Company's financial condition and expected future operating income in determining if goodwill and other intangibles were impaired at each balance sheet date.

In September of 1997, the Company recorded a writedown to goodwill and other intangible assets for approximately $2,100,000, including certain purchase adjustments recorded during September 1997. The writedown eliminated goodwill and the other intangible assets with the exception of the non-compete agreement in the amount of $94,300. The intangible assets and goodwill were determined to have become impaired at September 30, 1997, because the projected undiscounted cash flows from the assets were substantially below the carrying value of the Company's assets. The Company's sales volume growth is uncertain in view of increased competition, the financial trouble of a major customer and the absence of substantial investment in upgrades of its facilities and infrastructure, which the Company's financial condition does not permit. Furthermore, the Company anticipates an escalation of its operating expenses. In combination these conditions equate to an inability of the Company to generate future operating income and sufficient cash flows. Upon determination that goodwill and other intangibles were impaired, the amount of the impairment was calculated by determining the excess of the carrying value of goodwill and other intangible assets over their fair value. Fair value was determined using present value techniques.

Goodwill  and  the  other  intangible   assets  had  been  amortized  using  the
straight-line method over fifteen to twenty years. In connection with the acquisition of Artisan House, Inc. in November 1996, goodwill of $2,100,000 was recorded using the purchase method. The covenant-not-to-compete is amortized over fifteen years under the straight-line method.

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

[J] Earnings Per Share - The number of shares to be used for earnings per share calculation purposes for June 30, 1996 was based on the 1,312,500 common shares issued since the initial capitalization and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, on the 1,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception to June 30, 1996 [the last period in the IPO Prospectus] and, for September 30, 1997, the 1,709,176 shares outstanding from April 1, 1997. Convertible preferred stock options and warrants are not included because the effect would be anti-dilutive.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[K] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At September 30, 1997, the Company maintained cash of approximately $394,000 in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of $150,549 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral on its accounts receivable.

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

[2] Acquisition - Artisan

On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,989 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $48,387 which will be amortized to interest expense. Separately, the seller was issued 50,000 shares, giving effect to the stock dividend and the reverse stock split, of Decor common stock, valued at $300,000. The Company recorded additional costs of the acquisition of approximately $25,263 and $236,102 at March 31, 1997 and September 30, 1997, respectively, which represented the excess fair value over the prescribed contract amounts [See Note 8]. The $236,102 was accrued and expensed at September 30, 1997, as a result of management's settlement with the seller and its assessment of the impairment of goodwill and other intangible assets. The transaction was recorded under the purchase method. Goodwill and other intangibles totaling approximately $2,119,000 were amortized between 15- 20 years using the straight-line method and were subsequently written down at September 30, 1997 [See Note 1]. Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan are combined with those of the Company as of November 18, 1996.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[2] Acquisition - Artisan [Continued]

The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts, consulting agreements, and options issued.
                                              Six months ended
                                                September 30,
                                                   1 9 9 6

Total Revenues                                   $2,708,000

Net [Loss]                                       $ (540,000)
                                                 ==========

Net [Loss] Per Common Share                      $     (.58)
                                                 ==========

Weighted Average Number of Common Shares
  Outstanding                                       937,500

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  345,424
Work-in Process                            186,561
Finished Goods                             266,330
                                        ----------

  Totals                                $  798,315
  ------                                ==========

During September 1997, the Company wrote-off obsolete inventory of $67,330 resulting from lack of market demand. This write off is included in the cost of revenues.

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

[B] Management Agreements - On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee has been accrued quarterly and will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties [See Note 12A - Proposed Merger]

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[4] Related Party Transactions [Continued]

[C] Due to Stockholder - Interiors - Interest at 8%, or approximately $8,164, has been accrued on the outstanding balance due to Interiors of $230,285 for the six months ended September 30, 1997 [See Note 12A - Proposed Merger].

[D] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and have a maturity date in April 1998.
Interest expense for the six months ended September 30, 1997 was $2,610.

[5] Commitment Letter - Secured Loan Agreement

On May 31, 1996, the Company received a commitment letter for a revolving credit agreement for a maximum loan amount of $1,100,000. The agreement requires the satisfaction of a number of conditions prior to funding including the completion of a due diligence review. The terms of the loan include an annual interest rate of prime plus 4%, a management fee of 3% of sales, a security interest in all of the Company's accounts receivable, inventory, and equipment, and any proceeds therefrom, a personal guaranty by the Company's Chairman of the Board, and a prepayment fee of $25,000. In the event that the Company is unable to satisfy such conditions, the Company will not receive the proceeds from such loan. Due to the consummation of a new agreement in July 1997, the Company allowed this commitment letter to expire.

On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at September 30, 1997 was $228,933.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4B]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of September 30, 1997, Interiors, Inc. owned approximately 79% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock [See Note 12 - Proposed Merger].

[7] Commitments and Contingencies

[A] Employment Agreement - Seller - Artisan's employment agreement with the seller was terminated effective July 8, 1997. In connection with the settlement agreement in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 8], the Company reinstated the employment agreement with the seller. Accordingly, the Company accrued all salary and benefits owed to the seller in the amount of $217,379 as of September 30, 1997.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[7] Commitments and Contingencies [Continued]

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

[C] Termination Agreement - Under a termination agreement with a former employee, the Company was required to pay severance in the amount of $3,889 per month for 18 months beginning April 1997. In addition, the Company was required to provide various other minimal benefits to the former employee. The Company recorded a liability for the total compensation payments of $70,000 at March 31, 1997.

In June 1997, the Company ceased paying the severance pay required under this termination agreement. In August 1997, the Company entered into a settlement agreement with the former employee which called for the payment of $45,000 and the issuance of 1,666 shares of the Company's common stock, with a value of $17,500. The stock shall be restricted for a period of twelve months after the date of issuance.

[8] Legal Proceedings

In March 1997, CIDCOA brought an arbitration proceeding against the Company, currently settled, alleging that it had failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleged that it was owed a purchase price adjustment. The Company denied the allegations, and brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA. In August 1997, CIDCOA filed a motion seeking to enforce an alleged settlement agreement made by the parties. In September 1997, the Company entered into a settlement agreement with CIDCOA included in which was the payment of (i) a purchase price adjustment of approximately $100,000 and (ii) $158,438 representing the market value as of June 13, 1997 of 10,000 registered shares of the Company which were never issued to CIDCOA. In addition, the settlement confirms that the original amount of the promissory note is $926,400 and confirms that the monthly payments under the note shall be $13,989, reinstates the terminated employment agreement with Henry Goldman [See Note 7A] and provides for the Company to bring current all disputed payments and amounts due Goldman and CIDCOA under the original purchase and employment agreements. Further, the settlement agreement provides that obligations to CIDCOA and Goldman under the promissory note, the employment agreement and Artisan House's real property lease for its operating facilities will be guaranteed by the Company and Interiors, Inc.

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

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[9] Capital Stock [Continued]

[C] Reverse Stock Split - Effective October 8, 1997, the Company completed a one share for three shares reverse stock split of its common stock. All shares and per share amounts have been restated retroactively. Any fractional shares will be purchased by the Company at the average closing bid and ask price of the common stock of the Company as of October 8, 1997.

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

[11] Restructuring Plan

[A] In September of 1997, the Company commenced and finalized efforts to formulate a restructuring plan to satisfy its various investor constituencies. Such efforts have included the retention of various advisors and analysis by management to develop an exit plan and strategy to address the Company's financial situation and disappointing financial performance.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[11] Restructuring Plan [Continued]

[A] [Continued] - In September 1997, the Company's management approved an exit plan which addresses the above concerns by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness [See Note 1].

Accrued restructuring costs and charges include the cost of shutting down the current operations and moving expenses to a new location for approximately $20,000 and the projected cost differential between the projected sublease income and the lease obligations on the current premises subject to Artisan's House move in the amount of $210,375.

[12] Subsequent Event

[A] Proposed Merger - On October 20, 1997, the Company received a letter of intent from Interiors, Inc. whereby Interiors, Inc. will acquire the remaining shares of Decor Group, Inc. it does not currently own. Interiors, Inc. would be the surviving corporation and all the outstanding shares of Decor would be canceled. The merger consideration to be delivered by Interiors, Inc. to the stockholders of Decor Group, Inc. for the shares of common stock outstanding at the date of closing of the proposed transaction will be an aggregate $10 million of common stock of Interiors, Inc. subject to a fair market value adjustment. There can be no assurance that the proposed transaction will be completed.





                    .   .   .   .   .   .   .   .   .   .   .

Item 2.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



OVERVIEW

Decor Group, Inc. [the "Company" or "Decor"] was formed in March of 1996. The primary activities of Decor prior to the acquisition of Artisan House, Inc. ["Artisan"] on November 18, 1996 for approximately $3,700,000, was investing and financing activities. Artisan is engaged in the design, manufacturing and marketing of metal wall-mounted, tabletop and freestanding sculptures.

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4B]. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of September 30, 1997, Interiors, Inc. owned approximately 79% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

On October 20, 1997, the Company received a letter of intent from Interiors, Inc. whereby Interiors, Inc. will acquire the remaining shares of Decor Group, Inc. Interiors, Inc. would be the surviving corporation and all the outstanding shares of Decor would be canceled. The merger consideration to be delivered by Interiors, Inc. to the stockholders of Decor Group, Inc. for the shares of common stock outstanding at the date of closing of the proposed transaction will be an aggregate $10 million of common stock of Interiors, Inc. subject to a fair market value adjustment. There can be no assurance that the proposed transaction will be completed.

The financial statements consolidate the results of Artisan House with the Company commencing November 18, 1996, the date of acquisition.

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the six months ended September 30, 1997 of $2,603,442 and $1,319,776, respectively. This represents Artisan's sales and cost of sales transactions for six months ended September 30, 1997. For the quarter September 30, 1997, Artisan's sales were approximately $1,200,000, representing approximately $300,000 less than the June 30, 1997, or 20%. This decrease is primarily attributable to a general softening in the home furnishings industry, increased competition, normal seasonality, a sharp decline in export sales and the bankruptcy of a major customer.

During September 1997, the Company wrote-off obsolete inventory of $67,330 resulting from lack of market demand. This write off is included in the cost of revenues.

The Company had selling, general and administrative expenses for the six months ended September 30, 1997 of $2,375,164 of which $1,631,617 represented Artisan's expenses for the six months ended September 30, 1997. Selling, general and administrative expenses increased approximately $600,000 in the September 1997 over the June 1997. This is primarily attributable to the compensation settlements with former officers of the Company and the costs accrued in connection with the Company's restructuring plans.

For the six months ended September 30, 1997, Artisan had losses before interest, taxes, depreciation and amortization of $2,193,531.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

In September of 1997, the Company commenced and finalized its efforts to formulate a restructuring plan to satisfy its various investor constituencies. Such efforts have included the retention of various advisors and analysis by management to develop an exit plan and strategy to address the Company's financial situation and disappointing financial performance.

In September 1997, the Company's management approved an exit plan which addresses the above concerns by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness.

Accrued restructuring costs and charges include the cost of shutting down the current operations and moving expenses to a new location for approximately $20,000 and the projected cost differential between the projected sublease income and the lease obligations on the current premises subject to Artisan's House move in the amount of $210,375.

During the quarter ended September 30, 1997, the Company realized a loss of approximately $2,100,000 from the impairment of intangible assets resulting rom the Artisan acquisition and a $1,100,000 loss resulting from the sale of its investment in Interiors, Inc.

The Company incurred a net loss of $4,355,401 for the six months ended September 30, 1997. This includes a net loss generated by Artisan House of approximately $2,562,000 for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, Decor had working capital of $793,206. For the six months ended September 30, 1997, the Company used $234,817 for operating activities, generated $468,184 from investing activities and generated $114,449 from financing activities. The cash balance at September 30, 1997 was $517,324. Management believes that in the next twelve months cash requirements will be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

In September of 1997, the Company recorded a writedown to goodwill and other intangible assets for approximately $2,100,000, including certain purchase adjustments recorded during September 1997. The writedown eliminated goodwill and the other intangible assets with the exception of the non-compete agreement in the amount of $94,300. The intangible assets and goodwill were determined to have become impaired at September 30, 1997, because the projected undiscounted cash flows from the assets were substantially below the carrying value of the Company's assets. The Company's sales volume growth is uncertain in view of increased competition, the financial trouble of a major customer and the absence of substantial investment in upgrades of its facilities and infrastructure, which the Company's financial condition does not permit. Furthermore, the Company anticipates an escalation of its operating expenses. In combination these conditions equate to an inability of the Company to generate future operating income and sufficient cash flows. Upon determination that goodwill and other intangibles were impaired, the amount of the impairment was calculated by determining the excess of the carrying value of goodwill and other intangible assets over their fair value. Fair value was determined using present value techniques.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

In May 1996, the Company entered into a management agreement with Interiors which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of excess cash flows, whichever is greater, per annum. The management fee is accrued quarterly and will be paid quarterly to the extent that there is excess cash flow available to the Company. Excess cash flow is defined in the agreement to mean cash flow from operations adjusted to reflect changes in working capital, interest payments, principal repayments and capital expenditures. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties.

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

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was paid in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,989 with a final payment of $150,000 at maturity bearing interest at 8%. The note is secured by a second interest on all of Artisan's assets. The non-interest bearing portion of the note was discounted at 8% which gave rise to a discount of $48,387.

In connection with the acquisition, the Company assumed notes payable in the aggregate amount of $212,891 of which approximately $190,000 was paid off in connection with the closing of the acquisition and the remaining notes of approximately $23,000 bear interest ranging from 9.5% to 13.4% maturing through 2001. Such notes are collateralized by various equipment of the Company.

The Company, entered into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. which was subsequently modified as a result of the below settlement. The original agreement called for the Seller to be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which was paid at closing and $40,000 of which is to be paid in twelve equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of Artisan's sales and 5% of the Artisan's export sales in excess of those achieved by Artisan House, Inc. for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis, and (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the employment agreement.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

Artisan's employment agreement with the seller was terminated effective July 8, 1997. In connection with the settlement agreement in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 8], the Company reinstated the employment agreement with the seller. Accordingly, the Company accrued all salary and benefits owed to the seller in the amount of $217,379 as of September 30, 1997.

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and President for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon the Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 30,000 shares of the Company's Common Stock at an exercise price of equal to $.0001 per share exercisable for a period of six years for each of the next three years. For each of the three years ended March 31, 1998, 1999 and 2000 additional options to purchase 30,000 shares of the Company's Common Stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant. Continued employment by Artisan is required and Artisan must meet or exceed 115% of the prior year's NPBT. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

In March 1997, CIDCOA brought an arbitration proceeding against the Company, currently settled, alleging that it had failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleged that it was owed a purchase price adjustment. The Company denied the allegations, and brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA. In August 1997, CIDCOA filed a motion seeking to enforce an alleged settlement agreement made by the parties. In September 1997, the Company entered into a settlement agreement with CIDCOA included in which was the payment of (i) a purchase price adjustment of approximately $100,000 and (ii) $158,438 representing the market value as of June 13, 1997 of 10,000 registered shares of the Company which were never issued to CIDCOA. In addition, the settlement confirms that the original amount of the promissory note is $926,400 and confirms that the monthly payments under the note shall be $13,989, reinstates the terminated employment agreement with Henry Goldman [See Note 7A] and provides for the Company to bring current all disputed payments and amounts due Goldman and CIDCOA under the original purchase and employment agreements. In addition, the settlement modifies certain compensation provisions of the employment agreement. Further, the settlement agreement provides that obligations to CIDCOA and Goldman under the promissory note, the employment agreement and Artisan House's real property lease for its operating facilities will be guaranteed by the Company and Interiors, Inc.

Under a termination agreement with a former employee, the Company was required to pay severance in the amount of $3,889 per month for 18 months beginning April 1997. In addition, the Company was required to provide various other minimal benefits to the former employee. The Company recorded a liability for the total compensation payments of $70,000 at March 31, 1997. In June 1997, the Company ceased paying the severance pay required under this termination agreement. In August 1997, the Company entered into a settlement agreement with the former employee which called for the payment of $45,000 and the issuance of 1,666 shares of the Company's common stock, with a value of $17,500. The stock shall be restricted for a period of twelve months after the date of issuance.

On July 1, 1997, Artisan obtained a line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at September 30, 1997 was $228,933.

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

                                    Decor Group, Inc.





Date: November 13, 1997             By:/s/ Dennis D'Amore
                                       ------------------
                                        Dennis D'Amore
                                        President and Chief Financial Officer