Form 10QSB/A
period 1997-09-30
DECOR GROUP INC
filed 1998-02-10
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-QSB-A
                                  AMENDMENT #1

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997 Commission File Number      0-28960

                          DECOR GROUP, INC.
        (Exact name of registrant as specified in its charter)


                 Delaware                                   13-3911958
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           320 Washington Street
           Mt. Vernon, New York                                10553
 (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:              (914) 665-5400
                                                  -----------------------------


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

DECOR GROUP, INC. AND SUBSIDIARY


INDEX


                                                                    Page to Page


Part I Financial Information

Item 1: Explanation of Amendment to Consolidated Financial Statements    1

     Consolidated Financial Statements:

     Consolidated Balance Sheet as of September 30, 1997 [Unaudited]     2     3

     Consolidated Statements of Operations for the three and six months
     ended September 30, 1997 and 1996 [Unaudited]                       4

     Consolidated Statement of Stockholders' Equity for the six months
     ended September 30, 1997 [Unaudited]                                5

     Consolidated Statements of Cash Flows for the six months ended
     September 30, 1997 and 1996 [Unaudited]                             6     7

     Notes to Consolidated Financial Statements [Unaudited]              8
     15

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     16    20

Signature                                                               21

DECOR GROUP, INC. AND SUBSIDIARY
FORM 10-QSB-A - SEPTEMBER 30, 1997


EXPLANATION OF AMENDMENT

1-The write-off of goodwill and other intangible assets has been reversed. [See
  Note 1G to the Financial Statements]

  In September of 1997, the Company recorded a writedown for goodwill and other intangible assets, including intellectual property rights in connection with the November 1996 acquisition of the assets and certain liabilities of Artisan House. The writedown eliminated goodwill and other intangible assets with the exception of the non-compete agreement. The intangible assets and goodwill were determined to have become impaired at September 30, 1997 as a result of flagging sales volume growth brought about by competitive pressures and an expectation of escalating operating costs. Consequently the projected undiscounted cash flows from the assets were substantially below the carrying value of the Company's assets.

  Closer scrutiny of foreign competitors' products in late November and December of 1997 and early 1998 revealed that their level of quality is clearly inferior to that of the Company's. Consequently, the foreign competition addresses a market which Artisan House does not. This competition is no longer expected to affect Artisan House's ability to sustain its pricing and position in its primary markets.

  Further, the fear of union activity in Artisan House's manufacturing facility and the inherent threats of labor cost increases, that would come with it, have dissipated as a consequence of new, formalized performance and wage programs that management implemented in the latter part of November and December of 1997 and early 1998, the end of year bonuses distributed in December 1997 and wage adjustments that have been announced to take effect in early 1998.

  Finally, a recent instance of infringement of several of the Artisan House's copyrighted products, which was investigated in late November and December of 1997, and the ensuing legal intervention we were able to affect have illuminated the significant residual value in Artisan House's intellectual property rights.

  In light of this additional information the Company re-forecasted its sales and expenses and prepared revised cash flow projections which support a reversal of the write-off of goodwill and other intangible assets

2-Disclosure of a stock option provision of the employment agreement with the Seller from whom the Company purchased the assets and certain liabilities of Artisan House, Inc. was added. [See Note 7A]

DECOR GROUP, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]


Assets:
Current Assets:
      Cash                                                       $     517,324
      Accounts Receivable [Net of Allowance of $150,549]               892,885
      Inventories                                                      798,315
      Prepaid Expenses and Other Current Assets                        131,739

      Total Current Assets                                           2,340,263

Property and Equipment [Net of Accumulated Depreciation of $411,801]   113,575

Other Assets:
      Goodwill [Net of Accumulated Amortization of $105,760]         1,671,576
      Other Intangible Assets [Net of Accumulated Amortization
       of $42,143]                                                     557,857
      Other Assets                                                      50,506

      Total Other Assets                                             2,279,439

      Total Assets                                                  $4,733,777





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]




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

Additional Paid-in Capital - Preferred Stock                         2,423,970

Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,       1,709,176
Issued and Outstanding                                                     171

Additional Paid-in Capital - Common Stock                            4,052,752

Accumulated Deficit                                                 (3,175,818)

Deferred Compensation                                                 (733,667)

Total Stockholders' Equity                                           2,569,438

Total Liabilities and Stockholders' Equity                          $4,733,777

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                             Three months ended                 Six months ended
                                September 30,                     September 30,

                            1997                    1996              1997            1996

Revenues                 $     1,154,748               --   $     2,603,442             --
Cost of Revenues                 569,497               --         1,319,776             --
Gross Profit                     585,251               --         1,283,666             --
Selling, General and
Administrative
Expenses:
Administrative                 1,032,869           15,067         1,677,193        153,918
Expenses
Selling Expense                  466,396               --           697,971             --
Total Selling, General         1,499,265           15,067         2,375,164        153,918
and Administrative
Expenses
[Loss] from                     (914,014)         (15,067)       (1,091,498)      (153,918)
Operations
Other Income
[Expense]:
Loss on Sale of               (1,112,873)               --       (1,112,873)             --
Investment in Related
Party
Interest Income                       --            1,555                --          1,555
Miscellaneous Income             102,861               --            31,152             --

Interest Expense -                (5,612)          (1,500)          (10,774)        (1,500)
Related Party
Interest  Expense                (19,683)         (58,575)          (35,183)      (165,725)
Other [Expense]               (1,061,869)         (58,520)       (1,154,240)      (165,670)
Income - Net
[Loss] Before                 (1,949,321)         (73,587)       (2,219,176)      (319,588)
Provision for Income
Taxes
Provision for Income               1,096               --             1,096             --
Taxes
Net                         $ (1,950,417)      $  (73,587)     $ (2,220,272)    $ (319,588)
[Loss]
[Loss]                      $      (1.14)      $     (.09)     $      (1.30)    $     (.34)
Per Share
Number of Common               1,709,176          817,633         1,709,176        937,500
Shares

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


DECOR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]


                        Preferred Stock                    Common Stock                                  Unrealized
                                        Additional              Additional              Holding      Total
                                          Paid-in                           Paid-in   Accumulated  Deferred    Loss onStockholders'
                        Shares   Amount   Capital    Shares   Amount    Capital    Deficit Compensation Investment  Equity

Balance - April 1,
1997                  20,304,934 $2,030 $2,423,970 1,707,510  $ 171   $4,035,252   $(955,546) $(991,167) $(787,400) $3,727,310

Issuance of Common
Shares to Former
Employee [7C]                 --     --         --      1,666     --      17,500        --           --         --      17,500

Adjustment
on Disposal of Securities
Available for Sale            --     --         --         --     --          --        --           --    787,400     787,400

Amortization of Deferred
Compensation                  --     --         --         --     --          --        --      257,500         --     257,500

Net [Loss] for the six
months ended
September 30, 1997            --     --        --         --      --          --  (2,220,272)        --         --  (2,220,272)
                       --------- ------- --------- ---------  ------  ---------- -----------  ---------  --------- ----------

Balance -
September 30, 1997    20,304,934 $2,030 $2,423,970 1,709,176  $ 171   $4,052,752 $(3,175,818) $(733,667) $      --  $2,569,438
                      ========== ====== ========== =========  =====   ========== ===========  =========  =========  ==========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


DECOR GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
                                                          Six months ended
                                                            September 30,
                                                       1 9 9 7       1 9 9 6
Operating Activities:
  Net [Loss]                                     $  (2,220,272)   $  (319,588)
   Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accrued Management Fees - Related Party               45,000             --
   Stock Issued for Services - Former Employee           17,500             --
   Amortization of Deferred Compensation                257,500             --
   Accrued Interest Receivable                               --          (182)
   Interest - Cost of Bridge Warrants                        --        160,725
   Amortization of Intangibles                           56,455             --
   Depreciation                                          21,521             --
   Bad Debt Expense                                      26,807             --
   Loss on Sale of Investment in Related Party        1,112,873             --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
   Accounts Receivable                                  197,883             --
   Inventory                                            161,703             --
   Other Assets                                        (75,108)        (2,000)
   Note Receivable                                           --       (50,000)
   Related Party Receivable                                  --        (6,500)

  Increase [Decrease] in:
   Accounts Payable and Accrued Expenses               (14,060)        125,500
   Accrued Compensation and Benefit - Former Officer    232,005             --
   Accrued Acquisition Costs                           (25,263)             --
   Accrued Costs for Restructuring                      230,375             --

Net Cash - Operating Activities - Forward                24,919       (92,045)

Investing Activities:
   Cash Paid for Acquisition of Artisan House         (259,736)       (85,000)
   Collections on Note Receivable                            --         50,000
   Purchase of Fixed Assets                            (18,943)             --
   Proceeds from Sale of Investment in Related Party    487,127             --

Net Cash - Investing Activities - Forward                208448       (35,000)

Financing Activities:
   Proceeds from Line of Credit                         221,320
   Proceeds from Stockholder Loans                           --         50,000
   Proceeds from Sale of Preferred Stock                     --        826,000
   Proceeds from Sale of Common Stock                        --          8,000
   Payment of Notes and Leases Payable                (106,871)             --
   Deferred Offering Costs                                   --       (85,658)

Net Cash - Financing Activities - Forward            $  114,449     $  798,342

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]


                                Six months ended
                                  September 30,
                                 1 9 9 7 1 9 9 6

   Net Cash - Operating Activities - Forwarded          $24,919      $(92,045)

   Net Cash - Investing Activities - Forwarded          208,448       (35,000)

   Net Cash - Financing Activities - Forwarded          114,449        798,342

   Net Increase in Cash                                 347,816        671,297

   Cash - Beginning of Periods                          169,508         47,000

   Cash - End of Periods                               $517,324       $718,297

Supplemental Disclosures of Cash Flow Information:
   Cash paid for the periods for:
     Interest                                           $35,183            $--
     Income Taxes                                        $1,096            $--

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

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]



[1] Summary of Significant Accounting Policies [Continued]

 [G] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. were charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of 10 years using the straight-line method. Effective April 1, 1997 based upon operating management's experienced understanding of the expected useful lives of the tangible and intangible assets, the Company changed its period of amortization of goodwill to 20 years. The effect of this change will be to reduce future annual amortization of goodwill by $75,000. Goodwill and other intangible assets were previously written off as of September 30, 1997. This Amendment reverses the writedown of the goodwill based upon additional information obtained after the original filing. [See Explanation of Amendment.] The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

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

[2] Acquisition - Artisan

On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,989 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $48,387 which will be amortized to interest expense. Separately, the seller was issued 50,000 shares, giving effect to the stock dividend and the reverse stock split, of Decor common stock, valued at $300,000. The Company recorded additional costs of the acquisition of approximately $25,263 and $236,102 at March 31, 1997 and September 30, 1997, respectively, which represented the excess fair value over the prescribed contract amounts [See Note 8]. The $236,102 was accrued and expensed at September 30, 1997, as a result of management's settlement with the seller and its assessment of the impairment of goodwill and other intangible assets. The transaction was recorded under the purchase method. Goodwill and other intangibles totaling approximately $2,119,000 were amortized between 15-20 years using the straight-line method. Goodwill and other intangible assets which were previously written down have been reversed by amendment. [See Explanation of Amendment.] Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan are combined with those of the Company as of November 18, 1996.







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

Total Revenues                                        $     2,708,000

Net [Loss]                                            $      (540,000)

Net [Loss] Per Common Share                           $          (.58)

Weighted Average Number of Common Shares
Outstanding                                                   937,500

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

[3] Inventories

The components of inventory were as follows:

Raw Materials     $     345,424
Work-in Process         186,561
Finished Goods          266,330

      Totals      $     798,315

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

On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $ .0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of the options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997 and $250,000 for the six months ended September 30, 1997.

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

Accrued restructuring costs and charges include the cost of shutting down the current operations and moving expenses to a new location for approximately $20,000 and the projected cost differential between the projected sublease income and the lease obligations on the current premises subject to Artisan House's move in the amount of $210,375.

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

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the six months ended September 30, 1997 of $2,603,442 and $1,319,776, respectively. This represents Artisan's sales and cost of sales transactions for six months ended September 30, 1997. For the quarter ended September 30, 1997, Artisan's sales were approximately $1,200,000, representing approximately $300,000 less than for the quarter ended June 30, 1997, or 20%. This decrease is primarily attributable to a general softening in the home furnishings industry, increased competition, normal seasonality, a sharp decline in export sales and the bankruptcy of a major customer.

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

For the six months ended September 30, 1997, Artisan had losses before interest, taxes, depreciation and amortization of $84,964.

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

During the quarter ended September 30, 1997, the Company realized a $1,100,000 loss resulting from the sale of its investment in Interiors, Inc.

The Company incurred a net loss of $2,220,272 for the six months ended September 30, 1997. This includes a net loss generated by Artisan House of approximately $426,438 for the six months ended September 30, 1997. Management believes that losses will not continue because the one time, non-recurring and non-operating charges and expenses included herein will not affect the Company's results going forward. The Company anticipates reporting a loss of approximately $50,000 from operations of Artisan House for the quarter ended December 31, 1997 and being profitable in the quarter ending March 31, 1998 and thereafter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, Decor had working capital of $793,206. For the six months ended September 30, 1997, the Company generated $24,919 from operating activities, generated $208,448 from investing activities and generated $114,449 from financing activities. The cash balance at September 30, 1997 was $517,324. Management believes that in the next twelve months cash requirements will be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

In September of 1997, the Company recorded a writedown to goodwill and other intangible assets for approximately $2,100,000, including certain purchase adjustments recorded during September 1997. The writedown eliminated goodwill and the other intangible assets with the exception of the non-compete agreement in the amount of $94,300. The intangible assets and goodwill were determined to have become impaired at September 30, 1997, because the projected undiscounted cash flows from the assets were substantially below the carrying value of the Company's assets. Additional information obtained and subsequent events which occurred in late November and December of 1997 caused the Company to revise its sales and expense projections. Consequently, management determined that the cash flow projections which indicated impairment of the intangible assets were significantly understated, impelling it to reverse the writedown of goodwill and other intangible assets.

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

On August 9, 1996, the Company agreed to issue to Interiors 28,334 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $425,000. On August 23, 1996, the Company agreed to issue to Interiors an additional 18,750 shares of Series C NonVoting, Convertible, Preferred Stock for cash of $281,250. On September 6 and 13, 1996, the Company agreed to issue to Interiors an additional aggregate 7,850 shares of Series C Non-Voting, Convertible, Preferred Stock for cash of $117,750.

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

The Company, entered into a three year employment agreement with the Seller to be effective as of the closing of the acquisition of Artisan House, Inc. which was subsequently modified as a result of the below settlement. The original agreement called for the Seller to be employed on a part time basis with (i) an annual salary of $75,000, (ii) a signing bonus of $70,000, $30,000 of which was paid at closing and $40,000 of which is to be paid in twelve equal monthly installments of $3,333 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the Seller for lease and insurance payments with respect to an automobile, (iv) an annual performance bonus equal to 1% of Artisan's sales and 5% of the Artisan's export sales in excess of those achieved by Artisan House, Inc. for the twelve months ended June 30, 1996, payable within 60 days after the end of the fiscal year, with the first and last payments being calculated on a pro rated basis, (v) 2.5% of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Company or its affiliates by the Seller subject to certain restrictions as defined in the employment agreement, and (vi) options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement.

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

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and President for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon the Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's Common Stock at an exercise price of equal to $.0001 per share exercisable for a period of six years for each of the next three years. For each of the three years ended March 31, 1998, 1999 and 2000 additional options to purchase 10,000 shares of the Company's Common Stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant. Continued employment by Artisan is required and Artisan must meet or exceed 115% of the prior year's NPBT. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

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

            Decor Group, Inc.





Date: February 10, 1997       By: /s/ Dennis D'Amore
                                 -------------------------------------
                                 Dennis D'Amore
                                 President and Chief Financial Officer