Form 10QSB
period 1997-12-31
DECOR GROUP INC
filed 1998-02-13
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1997    Commission File Number   0-28960

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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of February 11, 1998 there were 1,709,176 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------


                                                                    Page to Page


Part I: Financial Information

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of December 31, 1997 [Unaudited].... 1....... 2

   Consolidated Statements of Operations for the three and nine months ended December 31, 1997 and 1996 [Unaudited]...................... 3.......

   Consolidated Statement of Stockholders' Equity for the nine months ended December 31, 1997 [Unaudited]............................... 4.......

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 1997 and 1996 [Unaudited]............................ 5....... 6

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

Signature............................................................20.......




                        . . . . . . . . . . . . . . . . . .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash                                                                  $    22,448
  Accounts Receivable [Net of Allowance of $150,763]                        789,392
  Non-Trade Receivable                                                       41,478
  Inventories                                                               884,004
  Prepaid Expenses and Other Current Assets                                 152,904
                                                                        -----------

  Total Current Assets                                                    1,890,226
                                                                        -----------
Property and Equipment [Net of Accumulated Depreciation of $430,681]        102,323
                                                                        -----------

Other Assets:
  Goodwill [Net of Accumulated Amortization of $124,232]                  1,653,104
  Other Intangible Assets [Net of Accumulated Amortization of $53,199]      546,801
  Other Assets                                                               21,256
                                                                        -----------

  Total Other Assets                                                      2,221,161
                                                                        -----------
  Total Assets                                                          $ 4,213,710
                                                                        ===========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                        1

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   369,470
  Due to Stockholders                                                       431,201
  Accrued Compensation and Benefits - Former Officer                        184,916
  Accrued Costs for Restructuring                                           230,375
  Line of Credit                                                             80,367
  Current Portion of Long-Term Debt                                          30,336
  Accrued Interest - Related Party                                           23,872
                                                                        -----------

  Total Current Liabilities                                               1,350,537

Long-Term Debt                                                              622,839
                                                                        -----------
  Total Liabilities                                                       1,973,376
                                                                        -----------
Commitments and Contingencies [7]                                                 -
                                                                        -----------
Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000  Blank Check Shares
   Authorized of which 5,000,000 are Convertible  Non-Voting  Series A - 250,000
   Shares Issued and Outstanding;  20,000,000  Non-Convertible Voting Series B -
   20,000,000 Shares Issued and Outstanding; 10,000,000 Non-Voting Series C -
   54,934 Issued and Outstanding                                              2,030

  Additional Paid-in Capital - Preferred Stock                            2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   1,709,176 Issued and Outstanding                                             171

  Additional Paid-in Capital - Common Stock                               4,122,752

  Accumulated Deficit                                                    (3,647,422)
                                                                        -----------
  Deferred Compensation                                                    (661,167)
                                                                        -----------
  Total Stockholders' Equity                                              2,240,334
                                                                        -----------
  Total Liabilities and Stockholders' Equity                            $ 4,213,710
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                   Three months ended          Nine months ended
                                      December 31,                December 31,
                                      ------------                ------------
                                 1 9 9 7        1 9 9 6      1 9 9 7       1 9 9 6
                                 -------        -------      -------       -------

Revenues                        $1,193,892   $   635,031   $3,797,334   $   635,031

Cost of Revenues                   574,452       347,387    1,894,228       347,387
                                ----------   -----------   ----------   -----------

  Gross Profit                     619,440       287,644    1,903,106       287,644
                                ----------   -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Administrative Expenses          658,568       321,204    2,335,761       475,122
  Selling Expense                  366,171        92,433    1,064,142        92,433
                                ----------   -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses       1,024,739       413,637    3,399,903       567,555
                                ----------   -----------   ----------   -----------

  [Loss] from Operations          (405,299)     (125,993)  (1,496,797)     (279,911)
                                ----------   -----------   ----------   -----------

Other Income [Expense]:
  Loss on Sale of Investment in
   Related Party                        --            --   (1,112,873)           --
  Interest Income                       --         1,974            -         3,529
  Miscellaneous Expense            (51,295)           --      (51,295)           --
  Miscellaneous Income              24,916            --       56,068            --
  Interest Expense - Related Party  (5,651)       (2,560)     (16,425)       (4,060)
  Interest Expense                 (26,034)      (71,214)     (61,217)     (236,939)
                                ----------   -----------   ----------   -----------

  Other [Expense] - Net            (58,064)      (71,800)  (1,185,742)     (237,470)
                                ----------   -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                   (463,363)     (197,793)  (2,682,539)     (517,381)

Provision for Income Taxes           8,241         4,818        9,337         4,818
                                ----------   -----------   ----------   -----------

  Net [Loss]                    $ (471,604)  $  (202,611)  $(2,691,876) $  (522,199)
                                ==========   ===========   ===========  ===========

Basic and Diluted Earnings Per Share:

  [Loss] Per Share              $     (.28)  $      (.14)  $    (1.58)  $      (.30)
                                ==========   ===========   ==========   ===========

  Number of Common Shares        1,709,176     1,496,833    1,708,343     1,873,944
                                ==========   ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                       Preferred Stock            Common Stock                                Unrealized
                                                 Additional                 Additional                         Holding     Total
                                                  Paid-in                    Paid-in   Accumulated  Deferred   Loss on Stockholders'
                                 Shares   Amount  Capital   Shares   Amount  Capital     Deficit  Compensation Investment  Equity

 Balance - April 1, 1997       20,304,934 $2,030 $2,423,970 1,707,510 $171 $4,035,252  $  (955,546) $(991,167) $(787,400) $3,727,310

Issuance of Common Shares to
 Former Employee [7C]                  --     --         --     1,666   --     17,500           --         --         --      17,500

Adjustment on Disposal of
 Securities Available for Sale         --     --         --        --   --         --           --         --    787,400     787,400

Deferred Compensation in
 Connection with Issuance of
 Stock Options                         --     --         --        --   --     70,000           --    (70,000)        --          --

Amortization of Deferred
 Compensation                          --     --         --        --   --         --           --    400,000         --     400,000

Net [Loss] for the nine months
 ended December 31, 1997               --     --         --        --   --         --   (2,691,876)        --         -- (2,691,876)
                                 -------- ------ ---------- --------- ----   ---------  ----------   --------    -------  ----------

 Balance - December 31, 1997   20,304,934 $2,030 $2,423,970 1,709,176 $171  $4,122,752 $(3,647,422) $(661,167) $      --  $2,240,334
                               ========== ====== ========== ========= ====  ========== ============ =========  =========  ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                  December 31,
                                                              1 9 9 7       1 9 9 6
                                                              -------       -------
Operating Activities:
  Net [Loss]                                               $(2,691,876) $  (522,199)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Loss on Sale of Investment in Related Party              1,112,873            --
   Amortization of Deferred Compensation                      400,000        60,083
   Accrued Management Fees - Related Party                     67,500            --
   Bad Debt Expense                                            38,980            --
   Amortization of Intangibles                                 85,983
   Depreciation                                                29,938        24,502
   Stock Issued for Services - Former Employee                 17,500            --
   Accrual Interest Payable                                    16,425             -
   Accrued Interest Receivable                                      -          (953)
   Interest - Cost of Bridge Warrants                               -       214,300
   Amortization of Note Payable Discount                            -         2,058

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      289,203       (16,647)
     Non-Trade Receivable                                     (41,478)           --
     Inventory                                                 76,014            --
     Prepaid Expenses                                         (47,231)      (35,600)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                   (166,682)      134,876
     Accrued Compensation and Benefit - Former Officer        184,916            --
     Accrued Acquisition Costs                               (284,999)           --
     Accrued Costs for Restructuring                          230,375            --
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                  (682,559)     (139,580)
                                                           ----------   -----------

Investing Activities:
  Purchase of Fixed Assets                                    (16,118)           --
  Proceeds from Sale of Investment in Related Party           487,127            --
  Other Assets                                                (19,802)       (2,251)
  Cash Paid for Acquisition of Artisan House                        -    (2,250,000)
  Advances to Related Party                                         -       (50,000)
  Collections from Related Party                                    -       100,250
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                $  451,207   $(2,202,001)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                  December 31,
                                                              1 9 9 7       1 9 9 6
                                                              -------       -------

  Net Cash - Operating Activities - Forwarded              $ (682,559)  $  (139,580)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forwarded                 451,207    (2,202,001)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Line of Credit                                 80,367            --
  Proceeds from Stockholder Loans                             184,916       201,238
  Proceeds from Sale of Common Stock in Connection
   with Initial Public Offering                                     -     2,248,033
  Proceeds from Sale of Preferred Stock                             -       826,000
  Proceeds from Sale of Common Stock                                -         8,000
  Payment of Notes and Leases Payable                        (130,991)     (191,200)
  Payment of Stockholder Loans                                (50,000)           --
  Payment of Bridge Loans                                           -      (250,000)
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                    84,292     2,842,071
                                                           ----------   -----------

  Net [Decrease] Increase in Cash                            (147,060)      500,490

Cash - Beginning of Periods                                   169,508        47,000
                                                           ----------   -----------

  Cash - End of Periods                                    $   22,448   $   547,490
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   61,217   $       315
   Income Taxes                                            $    9,337   $        --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During the period ended March 31, 1996, the Company recorded a discount of $214,300 on the bridge loan resulting from the issuance of warrants for the $250,000 bridge loan. For the period ended March 31, 1997, the Company amortized $214,300 as interest expense.

  On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B Non-Convertible Preferred Stock in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 and a guarantee with respect to certain indebtedness [See Notes 6, Investment in Interiors, Inc. and 12, Proposed Merger].

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

[C] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 1997.

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

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[G] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. were charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of 10 years using the straight-line method. Effective April 1, 1997 based upon operating management's experienced understanding of the expected useful lives of the tangible and intangible assets, the Company changed its period of amortization of goodwill to twenty years. The effect of this change will be to reduce future annual amortization of goodwill by $75,000. Goodwill and other intangible assets were previously written off as of September 30, 1997. An amendment was filed in February of 1998 for the September 1997 Form 10-QSB that reversed the writedown of the goodwill based upon revised information obtained after the original filing. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

Goodwill and the other intangible assets have been amortized using the straight-line method over fifteen to twenty years. In connection with the acquisition of Artisan House, Inc. in November 1996, goodwill of $2,100,000 was recorded using the purchase method. The covenant-not-to-compete is amortized over fifteen years under the straight-line method.

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

[J] Earnings Per Share - The FASB issued SFAS No. 128 Earnings Per Share in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; and, accordingly, all prior-period EPS data presented is restated.

The number of shares to be used for earnings per share calculation purposes for June 30, 1996 was based on the 1,312,500 common shares issued since the initial capitalization and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, on the 1,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception to June 30, 1996 [the last period in the IPO Prospectus] and, for December 31, 1997, the 1,709,176 shares outstanding from April 1, 1997. Convertible preferred stock options and warrants are not included because the effect would be anti-dilutive.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[K] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At December 31, 1997, the Company had no cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of $150,763 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral on its accounts receivable.

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

[2] Acquisition - Artisan

On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,989 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $48,387 which will be amortized to interest expense. Separately, the seller was issued 50,000 shares, giving effect to the stock dividend and the reverse stock split, of Decor common stock, valued at $300,000. The Company recorded additional costs of the acquisition of approximately $25,263 and $258,437 at March 31, 1997 and September 30, 1997, respectively, which represented the excess fair value over the prescribed contract amounts [See Note 8]. The transaction was recorded under the purchase method. Goodwill and other intangibles totaling approximately $2,199,905 will be amortized between 15-20 years using the straight-line method. Goodwill and other intangible assets which were previously written down have been reversed by an amendment filed in February of 1998. Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan are combined with those of the Company as of November 18, 1996.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[2] Acquisition - Artisan [Continued]

The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts, consulting agreements, and options issued.
                                              Nine months ended
                                                December 31,
                                                   1 9 9 6

Total Revenues                                   $3,674,319

Net [Loss]                                       $ (944,378)
                                                 ==========

Net [Loss] Per Common Share                      $     (.17)
Weighted Average Number of Common Shares
  Outstanding                                     1,873,944

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  356,971
Work-in Process                            186,562
Finished Goods                             340,471
                                        ----------

  Totals                                $  884,004
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

[B] Management Agreements - On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee has been accrued quarterly and will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties [See Note 12 - Proposed Merger]

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[4] Related Party Transactions [Continued]

[C] Due to Stockholder - Interiors - Interest at 8%, or approximately $12,510, has been accrued on the outstanding balance due to Interiors of $202,785 for the nine months ended December 31, 1997 [See Note 12 - Proposed Merger].

[D] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and have a maturity date in April 1998.
Interest expense for the nine months ended December 31, 1997 was $3,915.

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

On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at December 31, 1997 was $508,091.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4B]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of December 31, 1997, Interiors, Inc. owned approximately 79% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock [See Note 12 - Proposed Merger].

[7] Commitments and Contingencies

[A] Employment Agreement - Seller - Artisan's employment agreement with the seller was terminated effective July 8, 1997. In connection with the settlement agreement in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 8], the Company reinstated the employment agreement with the seller. Accordingly, the Company recorded all salary and benefits owed to the seller in the amount of $217,379 as of September 30, 1997.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[7] Commitments and Contingencies [Continued]

[A] Employment Agreement - Seller - On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997 and $375,000 for the nine months ended December 31, 1997.

[B] Consulting Agreements - On January 1, 1997, the Company entered into a consulting agreement with a Director of the Company to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. The Company has agreed to pay $150,000 over three [3] years.

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

Accrued restructuring costs and charges include the cost of shutting down the current operations and moving expenses to a new location for approximately $20,000 and the projected cost differential between the projected sublease income and the lease obligations on the current premises subject to Artisan's House move in the amount of $210,375. The restructuring costs are classified on the statement of operations as administrative expenses.

DECOR GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[12] Proposed Merger

On October 20, 1997, the Company received a letter of intent from Interiors, Inc. whereby Interiors, Inc. will acquire the remaining shares of Decor Group, Inc. it does not currently own. Interiors, Inc. would be the surviving corporation and all the outstanding shares of Decor would be canceled. The merger consideration to be delivered by Interiors, Inc. to the stockholders of Decor Group, Inc. for the shares of Decor common stock outstanding at the date of closing of the proposed transaction will be shares of common stock of Interiors, Inc. based upon a fair market value evaluation. There can be no assurance that the proposed transaction will be completed [See Note 6].





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

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4B]. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of December 31, 1997, Interiors, Inc. owned approximately 79% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

On October 20, 1997, the Company received a letter of intent from Interiors, Inc. whereby Interiors, Inc. will acquire the remaining shares of Decor Group, Inc. it does not currently own. Interiors, Inc. would be the surviving corporation and all the outstanding shares of Decor would be canceled. The merger consideration to be delivered by Interiors, Inc. to the stockholders of Decor Group, Inc. for the shares of Decor common stock outstanding at the date of closing of the proposed transaction will be shares of common stock of Interiors, Inc. based upon a fair market value evaluation. There can be no assurance that the proposed transaction will be completed.

The financial statements consolidate the results of Artisan House with the Company commencing November 18, 1996, the date of acquisition.

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the nine months ended December 31, 1997 of $3,797,334 and $1,894,228, respectively. This represents Artisan's sales and cost of sales transactions for nine months ended December 31, 1997. For the quarter December 31, 1997, Artisan's sales were approximately $1,193,892, representing approximately $39,144 more than the September 30, 1997, or 3.4%. This increase is primarily attributable to the fall High Point market and the purchase of new product introductions.

The Company had selling, general and administrative expenses for the nine months ended December 31, 1997 of $3,399,903 of which approximately $1,760,000 represented Artisan's expenses for the nine months ended December 31, 1997. Selling, general and administrative expenses decreased approximately $475,000 in the quarter ended December 1997 over the quarter ended September 1997.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

For the nine months ended December 31, 1997, Artisan had losses before interest, taxes, depreciation and amortization of approximately $320,000.

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

The Company incurred a net loss of $2,691,876 for the nine months ended December 31, 1997. This includes a net loss generated by Artisan House of approximately $465,000 for the nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, Decor had working capital of $539,689. For the nine months ended December 31, 1997, the Company used $682,559 for operating activities, generated $451,207 from investing activities and generated $84,292 from financing activities. The cash balance at December 31, 1997 was $22,448. Management believes that in the next twelve months cash requirements will be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

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

On July 1, 1997, Artisan obtained a line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at December 31, 1997 was $508,091.

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

                                    Decor Group, Inc.





Date:   February 13, 1997           By:/s/ Dennis D'Amore
                                        Dennis D'Amore
                                        President and Chief Financial Officer