Form 10KSB
period 1998-03-31
DECOR GROUP INC
filed 1998-07-09
CIK 1016393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              REPORT ON FORM 10-KSB

      |X|   Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

      For the fiscal year ended March 31, 1998.


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

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

      Issuer's revenues for its most recent fiscal year were $5,186,334.

      The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of June 22, 1998, was approximately $806,088.

Number of shares outstanding of the Issuer's Common Stock as of June 22, 1998, was 1,959,166 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Registrant's definitive proxy statement to be filed.

                                     PART I

      Item 1.  BUSINESS.

      This Annual Report on Form 10-KSB and the documents incorporated herein by reference of Decor Group, Inc. contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry , management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflects management's analysis only as of the date hereof.

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

      As a result of the Artisan House Acquisition, the Company through AHI is engaged in designing, manufacturing and marketing of metal wall-mounted, tabletop and freestanding sculptures. The primary goal of AHI is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices. AHI markets its products through a network of independent commissioned sales representatives, as well as through strategically located showrooms servicing the home furnishing and decorative accessory industries. AHI maintains showrooms located in High Point, North Carolina and San Francisco, California.

      Typical customers of AHI include fine furniture stores, interior decorators and major department stores such as Sears and JC Penny, large furniture chains such as Wickes, and catalogue houses such as Parke-Bell. For the fiscal year ended March 31, 1998, sales to JC Penny, Sears, Parke-Bell, Wickes represented 7.2%, 6.7%, 7.6% and 2.7% respectively, of AHI's total sales.

      The Company believes that the home furnishing and decorative accessory supply industry will consolidate as major retailers attempt to increase their "single-sourcing" in order to reduce distribution and related expenses. Initially, the Company's objective was to capitalize on the fragmented nature of the supply side of the home decorative accessory industry and the consolidation of such industry by acquiring manufacturers and distributors of art-related decorative accessories. The Company still believes this is the preferred way to proceed in the industry as a whole, but believes this can best be accomplished by merging the Company with and into Interiors, Inc., an affiliated Delaware corporation ("Interiors") with Interiors remaining as the survivor (the "Merger"). To accomplish that goal the Company began discussions with Interiors in the fall of 1997 that resulted in both companies entering into an agreement and plan of merger dated April 20, 1998 as amended on April 21, 1998 (together "the Merger Agreement") pursuant to which Interiors will offer .5 shares of Interiors Class A common stock for each share of common stock of the Company. The Company's classes of convertible preferred stock will be treated as if converted to common stock of the Company in accordance with their terms of conversion; provided, however, that the 20,000,000 shares of Class B Preferred Stock of the Company owed by Interiors will be cancelled without exchange and without any other consideration at the closing of the Merger. The Merger requires approval of the stockholders of the Company, and the Company is cooperating with Interiors in the preparation of a Registration Statement on Form S-4 to be distributed to the Company's stockholders in connection with a special meeting of stockholders currently scheduled for August 1998. There can be no assurance that the Merger will be completed and that the Company will recognize the anticipated benefits that will flow therefrom.

      On November 18, 1996, the Company completed an initial public offering (the "IPO") pursuant to which the Company sold 345,000 shares of Common Stock to the public at $10 per share. The proceeds from the IPO were used primarily to close on the Artisan House Acquisition and to repay certain indebtedness of the Company. The Company's shares of Common Stock trade on the NASD OTC Bulletin Board and on June 22, 1998 the closing bid price for the shares was $.50 per share.

     On May 6, 1997 the Company filed an application with The Nasdaq Stock Market, Inc. for initial listing of the Company's Common Stock and Class A Common Stock Purchase Warrants. The Company's application has been withdrawn.

      The Company's executive offices are located at 320 Washington Street, Mt. Vernon, New York 10553, and the offices of AHI are located at 1755 Glendale Boulevard, Los Angeles, California 90026.

Manufacturing

      AHI manufactures substantially all of its sculptures and decorative pieces at its facility in Los Angeles, California. Virtually all of the products are made of assorted metals, such as brass, bronze, steel and aluminum which are then formed and hand finished. Manufacturing operations include the use of customized proprietary metal fabrication equipment and tools, jigs and dies especially created for AHI. Production also includes finishing, which involves hand painting and toning, and a finishing process which uses proprietary techniques which AHI believes substantially improves the appearance of the product.

      AHI maintains an inventory of various metal such as brass, bronze and stainless steel and other materials for use in its manufacturing processes. AHI's tool and die inventory allows for the manufacturing of a broad range of designs. These tools can be used to produce hundreds of styles of decorative wall sculptures.

      No single outside manufacturer supplies more than 10% of AHI's raw materials except McDonald Packaging which supplies 12.7% (packaging) and Industrias Montoya which supplies 13.5% (raw components) and AHI's management is not aware at this time of any product or manufacturer which AHI cannot replace with a comparable product from an alternative manufacturer.

Products

      AHI's products include metal wall-mounted, tabletop and freestanding sculpture. AHI's product styles range from contemporary to neoclassical, from Americana to transitional. AHI also manufactures products based on popular themes such as sports, music and nostalgia. In addition, AHI has several licensing programs pursuant to which AHI produces sculptures with designs derived from the popular 1940's movie entitled, "Casablanca," RCA's Little Nipper, and Warner Bros. Looney Tunes characters. In total, AHI produces hundreds of different styles within its product line.

License Agreements

      AHI currently  manufacturers  products pursuant to license  agreements for
(i) the cartoon character, "Betty Boop", (ii) the movie classic, "Casablanca" and (iii) the "Nipper Dog" (the RCA dog). The "Betty Boop", "Casablanca," and "Nipper Dog" licenses terminate on December 31, 1999, June 30, 1999, and April 30, 1999, respectively.

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

Marketing

      AHI markets its products through a network of independent commissioned sales representatives. Domestically, AHI has, as of June 1, 1998, twenty four
(24) commissioned sales representatives. Internationally, AHI has distributors in Taiwan, Australia, the United Kingdom, Belgium and Holland. In addition, AHI has non-exclusive representation in the Middle East, Taiwan and parts of Europe. AHI has permanent showrooms located in High Point, North Carolina and San Francisco, California. These showrooms are strategically located in an effort to efficiently service the home furnishing and decorative accessory industries.

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

      The suppliers for those decorative accessory products which are not manufactured by AHI include items such as marble, glass, mirror, and wood. AHI does not currently purchase more than 10% of any of these products from any one outside supplier except McDonald Packaging which supplies 12.7% (packaging) and Industrias Montoya which supplies 13.5% (raw components). Products purchased from suppliers are produced exclusively for AHI and therefore are not commonly available.

Competition

      The sculpture and decorative accessory industry in the United States is highly fragmented and consists primarily of small, local manufacturers and assemblers. Only a few companies are basic manufacturers of metal wall hangings and sculptures. However, there can be no assurance that AHI's position in this industry will continue in this manner.

      Management believes that the sale of decorative accessories in the wholesale market is also highly fragmented, with thousands of small, specialized manufacturers and distributors.

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

Copyright Protection

      The Company has been granted and currently maintains over 954 copyrights on written and visual product designs for metal wall hangings and free-standing sculptures, from the United States Copyright Office.

Research and Development

      AHI continually seeks to develop additional product designs and product concepts and their related tooling, through product design proposals submitted by independent commissioned artists. So long as AHI generates sufficient cash flow, AHI expects to continue to increase its expenditures for product development as it increases its in-house manufacturing to expand its finishing and fabrication capabilities. However, there can be no assurance that such product development will yield profitable growth.

Government Regulation

      AHI's operations are subject to numerous Federal, state and local laws and regulations relating to the environment and health and safety and other regulatory matters. Certain materials used in the manufacturing of AHI's products such as paints, solvents and other water-based related finishes may be classified by Federal and certain state and local governments as "hazardous materials." Control of those substances is regulated by the Environmental Protection Agency ("EPA") and certain state and local environmental protection agencies which require reports and inspect facilities to monitor compliance. In addition, under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean up and remediation costs required for such site in the event that the site is not properly closed by the owner or operator, irrespective of the amount of waste sent to the site. AHI's manufacturing facilities have been and will continue to be inspected by the Occupational Safety and Health Administration and by certain state and local inspection agencies and departments. AHI has obtained all permits and anticipates that its facilities and operations will be in substantial compliance with all material applicable laws and regulations. Nevertheless, no assurance can be given that AHI will be able to obtain such permits in the future or that future events, such as changes in or modified interpretations of existing laws or regulations or enforcement policies, may give rise to additional compliance costs that could have a material adverse effect on the Company.

Employees

      As of June 22, 1998, the Company had a total of 84 full-time employees, 17 of whom are engaged in performing administrative functions, and 67 of whom are engaged in manufacturing and shipping. The Company and its employees are not parties to any collective bargaining agreements. The Company believes its relationship with all of its personnel is good.

      Item 2.  PROPERTIES.

      The Company has its principal executive offices at 320 Washington Street, Mt. Vernon, New York, where the Company has sub-leased approximately 3,500 square feet of administrative offices from Interiors, Inc., a stockholder of the Company. AHI's principal offices, manufacturing and warehousing facilities and factory showroom are located at 1755 Glendale Boulevard, Los Angeles, California (the "Los Angeles Facility"). On November 18, 1996, AHI entered into a five (5) year lease with Henry Goldman, formerly President and Chief Executive Officer of AHI, for the Los Angeles facility. The lease is for approximately 33,000 square feet and requires a monthly rent payment of $14,203. AHI has determined that there is substantial manufacturing and warehousing space available in the Los Angeles area if AHI were required to expand or relocate some or all of its current facilities.

      AHI also operates two (2) leased showrooms in San Francisco, California and High Point, North Carolina.

      Item 3. LEGAL PROCEEDINGS.

      None.

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

      Item 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's shares of Common Stock commenced trading on the NASD OTC Bulletin Board on the effectiveness of the Company's initial public offering on November 12, 1996, under the symbol "DECG".

      The following table indicates the high and low bid prices for the Company's Common Stock for the period from November 12, 1996 to March 31, 1997 and from April 1, 1997 to March 30, 1998 based upon information supplied by the Nasdaq OTC Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods.

                              Common Stock*

                              High                    Low

November 12, 1996 though
December 31, 1996             $18.00                  $5.375

First Quarter, 1997           $6.5625                 $4.688
Second Quarter, 1997          $6.3125                 $3.50
Third Quarter, 1997           $5.625                  $1.50
Fourth Quarter, 1997          $6.875                  $2.125

First Quarter, 1998           $4.50                   $0.375

* Prices for the period after December 16, 1996 reflect the Company's 3- for- 1 stock split and the subsequent 1 for 3 reverse stock split in October 1997.

      On June 22 1998, the final quoted price as reported by The NASD OTC Bulletin Board was $.50 for the Common Stock. As of June 22, 1998, there were 1,709,176 shares of Common Stock outstanding, held of record by approximately 47 record holders and approximately 1,400 beneficial owners.

Item 6

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

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of March 31, 1998, Interiors, Inc. owned approximately 79% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

On April 21, 1998, the Company entered into a merger agreement with Interiors, Inc. ["Interiors"] whereby each of the issued and outstanding shares of Decor common stock shall be converted into the right to receive a one half share [the "Exchange Ratio"] of validly issued, fully paid and nonassessable shares of Class A common stock of Interiors. The Company will receive a fairness opinion of a qualified investment banking firm, to the effect that, the Exchange Ratio for the conversion of Decor common stock into Interiors' Class A common stock is fair from a financial point of view to holders of shares of Decor common stock. All options and warrants outstanding for Decor common stock will be subject to the same Exchange Ratio for Interiors' Class A common stock.

Pursuant to the merger agreement, the outstanding Decor Series A preferred stock will be converted into Decor common stock and the Decor Series B nonconvertible preferred stock will be canceled. If the agreement is terminated by Decor, Decor is required to pay a $250,000 termination fee to Interiors subject to certain conditions.

The financial statements consolidate the results of Artisan House with the Company commencing November 18, 1996, the date of acquisition.

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the year ended March 31, 1998 of $5,186,334 and $3,167,620, respectively. This represents Artisan's sales and cost of sales transactions for the year then ended which resulted in a gross profit of $2,018,714 to the Company.

The Company had selling, general and administrative expenses for the year ended March 31, 1998 of $5,365,426 of which approximately $4,104,000 represented Artisan's expenses for the year then ended.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

For the year ended March 31, 1998, Artisan had an operating loss of approximately $2,086,000. Management believes that for the year ended March 31, 1999, the Company can reduce its losses by increasing its gross profit by approximately $300,000, and by reducing operating expenses by approximately $600,000. A reduction of manpower and operating expenses related to the Company's administrative and sales functions is currently being implemented. The process will continue throughout the year in conjunction with the Company's anticipated relocation to the facilities of an imminent Interiors, Inc. metal fabrication manufacturing business acquisition. Management believes that in fiscal 1999 by outsourcing its products to vendors outside the United States an improved gross profit can be achieved. In addition, the recent minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Artisan House is currently in negotiations with two vendors to pursue this plan.

Management also believes that in fiscal 1999, administrative and sales expenses can be decreased by the installation of a new computer system and merging the administrative and sales functions with the acquisition candidate of Interiors, Inc. Interiors has advised the Company of its intent to provide the funding for the acquisition through private placement of either stock or subordinate debentures.

Management believes the planned restructuring and relocation of its headquarters and manufacturing operations, together with the subletting of its present facilities, will occur in October of 1998 in conjunction with space that will be made available to it as a result of Interiors, Inc.'s imminent acquisition of a metal fabrication manufacturing business with excess, underutilized capacity.

In September of 1997, the Company commenced and approved an exit plan to satisfy its various investor constituencies by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Such efforts have included the retention of various advisors and analysis by management, to improve the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Essential to the success of the restructuring plan is Interiors acquisitions of other companies. This could provide the opportunity for Artisan House to move its facility and improve the manufacturing process.


Management believes that the restructuring costs and charges for the cost of shutting down the current operations are approximately $20,000 and the projected remaining lease obligations on the current premises are $625,000. The restructuring reserve through December 1997 had included an offset for sublease income, however, since March 31, 1998, there had not been any successful commitment in this endeavor management has decided to increase the reserve by approximately $435,000, which represents management's previous estimate of attainable sublease income. Interiors closed on two acquisitions in March of 1998.

The Company incurred a net loss of $4,527,233 for the year ended March 31, 1998 of which approximately $2,100,000 was from the Artisan House operation and $2,400,000 was from the Decor operation.

The Company's auditors rendered a going concern report as of March 31, 1998 as the Company has suffered recurring losses from operations.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, Decor had a working capital deficit of $578,263. For the year ended March 31, 1998, the Company used $54,100 for operating activities, generated $190,983 from investing activities and utilized $256,135 from financing activities. The cash balance at March 31, 1998 was $50,256. Management believes that in the next twelve months cash requirements will be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

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

On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee of $90,000 has been accrued and will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties. At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 and paid $50,000 during the year ended March 31, 1998. As of March 31, 1998, the Company has an outstanding balance due to Interiors of $225,285. The Company recorded interest expense for the year ended March 31, 1998 of $16,116 on this obligation.

In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of March 31, 1998, Interiors, Inc. owned approximately 79% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

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

On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the year ended March 31, 1998, the Company amortized $500,000 as deferred compensation.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 7], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby $161,022 is due to the seller at March 31, 1998 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company has expensed $64,000 in accrued liabilities representing an estimate of compensation earned by the seller as a consequence of the two acquisitions made in March of 1998 by Interiors, Inc.

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock for each of the years of the contract at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the year ended March 31, 1998 amortized approximately $55,000 as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

     In December of 1997, the officer received 20,000 options, which represented the additional 10,000 options due on January 1, 1998 under the employment agreement and an additional 10,000 options. The Company recorded compensation expense of $90,000 on January 1, 1998.

The agreement also provides additional performance options to purchase 10,000 shares of the Company's common stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant for each of the years ending March 31, 1998, 1999 and 2000. Continued employment by the Company is required and the Company must meet or exceed 115% of the prior year's NPBT.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

In March 1997, CIDCOA brought an arbitration proceeding against the Company, currently settled, alleging that it had failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleged that it was owed a purchase price adjustment. The Company denied the allegations, and brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA. In August 1997, CIDCOA filed a motion seeking to enforce an alleged settlement agreement made by the parties. In September 1997, the Company entered into a settlement agreement with CIDCOA included in which was the payment of (i) a purchase price adjustment of approximately $100,000 and (ii) $158,438 in lieu of 10,000 registered shares of the Company which were never issued to CIDCOA. In addition, the settlement confirms that the original amount of the promissory note is $926,400 and confirms that the monthly payments under the note shall be $13,989, reinstates the terminated employment agreement with Henry Goldman [See Note 7A] and provides for the Company to bring current all disputed payments and amounts due Goldman and CIDCOA under the original purchase and employment agreements. In addition, the settlement modifies certain compensation provisions of the employment agreement. Further, the settlement agreement provides that obligations to CIDCOA and Goldman under the promissory note, the employment agreement and Artisan House's real property lease for its operating facilities will be guaranteed by the Company and Interiors, Inc.

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

On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at March 31, 1998 was $255,511. At March 31, 1998, Artisan has an outstanding balance of $263,427. The line of credit has an expiration date of June 30, 1998. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any covenants of the loan. Interest expense for the year ended March 31, 1998 was $19,627.

RESULTS OF OPERATIONS   [MARCH 31, 1997]

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



LIQUIDITY AND CAPITAL RESOURCES       [MARCH 31, 1997]

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

     The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 does not have a material impact on the Company.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                  Page to Page

Item 7. Consolidated Financial Statements:

   Independent Auditor's Report..................................F-1......

   Consolidated Balance Sheet as of March 31, 1998...............F-2......F-3

   Consolidated Statements of Operations for the years ended
   March 31, 1998 and 1997 ......................................F-4......

   Consolidated Statements of Stockholders' Equity for the
   years ended March 31, 1998 and 1997...........................F-5......

   Consolidated Statements of Cash Flows for the years
   ended March 31, 1998 and 1997 ................................F-6......F-7

   Notes to Consolidated Financial Statements....................F-8......F-20




                        . . . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Decor Group, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheet of Decor Group, Inc. and its subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Decor Group, Inc. and its subsidiaries as of March 31, 1998, and the results of their operations, and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that Decor Group, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, Decor Group, Inc. and its subsidiaries suffered a loss from operations of $3,346,712 for the year ended March 31, 1998 and have a working capital deficit of $578,263 at March 31, 1998 that raise substantial doubt about Decor Group, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
May 21, 1998

Item 7:

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                  $    50,256
  Accounts Receivable [Net of Allowance of $149,646]                        547,447
  Due from Related Party                                                    309,914
  Inventories                                                               586,953
  Prepaid Expenses and Other Current Assets                                 100,061
                                                                        -----------
  Total Current Assets                                                    1,594,631

Property and Equipment [Net of Accumulated Depreciation of $441,923]         97,121
                                                                        -----------
Other Assets:
  Goodwill [Net of Accumulated Amortization of $156,780]                  1,670,526
  Other Assets                                                               16,928
                                                                        -----------
  Total Other Assets                                                      1,687,454

  Total Assets                                                          $ 3,379,206
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                 $   717,222
  Due to Related Party                                                      225,285
  Due to Stockholders                                                        43,500
  Accrued Compensation and Benefits - Former Officer                        161,022
  Accrued Costs for Restructuring                                           645,000
  Line of Credit                                                            263,428
  Current Portion of Long-Term Debt                                         117,437
                                                                        -----------
  Total Current Liabilities                                               2,172,894

Long-Term Debt                                                              557,045

  Total Liabilities                                                       2,729,939

Commitments and Contingencies [7]                                                --

Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000
  Blank Check Shares Authorized of which 5,000,000 are
  Convertible  Non-Voting  Series A - 250,000 Shares Issued
  and Outstanding;  20,000,000  Non-Convertible Voting Series B -
  20,000,000 Shares Issued and Outstanding; 10,000,000
  Convertible Non-Voting Series C - 54,934 Issued and Outstanding             2,030

  Additional Paid-in Capital - Preferred Stock                            2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   1,759,166 Issued and Outstanding                                             176

  Additional Paid-in Capital - Common Stock                               4,142,752

  Accumulated Deficit                                                    (5,482,779)

  Deferred Compensation                                                    (436,882)

  Total Stockholders' Equity                                                649,267

  Total Liabilities and Stockholders' Equity                            $ 3,379,206
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------




                                                                 Years ended
                                                                  March 31,
                                                              1 9 9 8    1 9 9 7
                                                              -------    -------

Revenues                                                   $5,186,334  $2,003,084

Cost of Revenues                                            3,167,620     990,514
                                                           ----------  ----------

  Gross Profit                                              2,018,714   1,012,570
                                                           ----------  ----------

Selling, General and Administrative
  Expenses:
  Administrative Expenses                                   2,045,184     824,817
  Selling Expense                                           1,493,911     521,674
  Amortization of Deferred Compensation                       554,285     188,833
  Restructuring Costs                                         645,000          --
  Write-off of Intangibles                                    537,046          --
  Management Fee - Related Party                               90,000      90,000
                                                           ----------  ----------

  Total Selling, General and Administrative
   Expenses                                                 5,365,426   1,625,324
                                                           ----------  ----------

  [Loss] from Operations                                   (3,346,712)   (612,754)
                                                           ----------  ----------

Other Income [Expense]:
  Loss on Sale of Investment in Related Party              (1,112,873)         --
  Interest Income                                                  --       3,426
  Miscellaneous Income                                         61,800          --
  Interest Expense - Related Party                            (39,410)     (7,447)
  Interest Expense                                            (90,038)   (239,974)
  Interest Income - Related Party                                  --         953
                                                           ----------  ----------

  Other [Expense] Income - Net                             (1,180,521)   (243,042)
                                                           ----------  ----------

  Net [Loss]                                               $(4,527,233)$ (855,796)
                                                           =========== ==========

Net [Loss] Per Common Share:
  Basic                                                    $    (2.65) $     (.47)
                                                           ==========  ==========

  Diluted                                                  $    (2.65) $     (.47)
                                                           ==========  ==========

Weighted Average Number of Common
  Shares Outstanding                                        1,708,343   1,832,333

Dilutive Potential Common Shares:
  Warrants and Options                                             --          --
                                                           ----------  ----------

  Adjusted Weighted Average Common Shares                   1,708,343   1,832,333
                                                           ==========  ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------




                                       Preferred Stock              Common Stock                      Unrealized
                                                 Additional                  Additional               Holding              Total
                                                   Paid-in                     Paid-in  Accumulated  Deferred   Loss on Stockholders
                                  Shares  Amount   Capital   Shares  Amount    Capital    Deficit  Compensation Investment  Equity



 Balance - March 31, 1996         250,000 $   25 $1,599,975 1,312,500 $ 131  $  319,169 $   (99,750)  $     -- $187,600  $2,007,150

54,934 Shares of Series C
  Convertible Non-Voting
  Preferred Stock                  54,934      5    823,995        --    --          --          --         --       --     824,000

20,000,000 Shares of Series
 B Non-Convertible
 Voting Preferred Stock        20,000,000  2,000         --        --    --          --          --         --       --       2,000

Net Proceeds from Sale of
 Common Stock from
 Initial Public Offering               --     --         --   345,000    35   2,236,088          --         --       --   2,236,123

Issuance of Stock in
 Connection with Acquisition           --     --         --    50,000     5     299,995          --         --       --     300,000

Unrealized Loss on Investment
 [Net of Income Taxes]                 --     --         --        --    --          --          --           -- (975,000) (975,000)

Deferred Compensation in
 Connection With Issuance of
 Stock Options                         --     --         --        --    --   1,180,000          --  (1,180,000)      --         --

Amortization of Deferred
 Compensation                          --     --         --        --    --          --          --     188,833       --    188,833

Net Loss for the year ended
 March 31, 1997                        --     --         --        --    --          --    (855,796)         --       --   (855,796)
                               ---------- ------ ---------- --------- -----  ----------    ---------  --------- -------- ----------

 Balance - March 31, 1997      20,304,934  2,030  2,423,970 1,707,500   171   4,035,252    (955,546)  (991,167) (787,400) 3,727,310

Issuance of Common Shares to
 Former Employee                       --     --         --     1,666    --      17,500          --         --        --     17,500

Issuance of Options for 20,000
 Shares of Common Stock to
 President                             --     --         --        --    --      90,000          --         --        --     90,000

Exercise of Options                    --     --         --    50,000     5          --          --         --        --          5

Adjustment on Disposal of
 Securities Available for Sale         --     --         --        --    --          --          --         --   787,400    787,400

Amortization of Deferred
 Compensation                          --     --         --        --    --          --          --    554,285        --    554,285

Net [Loss] for the year ended
 March 31, 1998                        --     --         --        --    --          --  (4,527,233)        --        -- (4,527,233)
                               ---------- ------ ---------- ---------  ----  ---------- -----------  ---------  --------  ----------

 Balance - March 31, 1998      20,304,934 $2,030 $2,423,970 1,759,166  $176  $4,142,752 $(5,482,779) $(436,882) $     -- $  649,267
                               ========== ====== ========== =========  ====  ========== ===========  ========== ======== ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                 Years ended
                                                                  March 31,
                                                             1 9 9 8      1 9 9 7
                                                             -------      -------

Operating Activities:
  Net [Loss]                                               $(4,527,233)$ (855,796)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Loss on Sale of Investment in Related Party              1,112,873          --
   Write-off of Intangibles                                   537,046          --
   Amortization of Deferred Compensation                      554,285     188,833
   Accrued Management Fees - Related Party                     90,000          --
   Bad Debt Expense                                           208,366      19,900
   Amortization of Intangibles                                126,988      98,293
   Depreciation                                                43,250      14,082
   Interest - Cost of Bridge Warrants                              --     214,300
   Net Book Value of Transferred Assets for Services           13,478          --
   Stock Issued for Services                                  107,500          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      361,762    (131,823)
     Inventory                                                373,065    (155,350)
     Prepaid Expenses                                           5,612         250
     Other Assets                                             (15,474)     18,528

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                    155,807     178,624
     Accrued Compensation and Benefit - Former Officer        161,022          --
     Accrued Costs for Restructuring                          645,000          --
     Accrued Interest - Related Party                          (7,447)         --
                                                           ----------  ----------

  Net Cash - Operating Activities - Forward                   (54,100)   (410,159)
                                                           ----------  ----------

Investing Activities:
  Sale of Property and Equipment                                1,979          --
  Purchase of Property and Equipment                          (39,685)     (4,589)
  Proceeds from Sale of Investment in Related Party           487,127          --
  Cash Paid for Acquisition of Artisan House                       --  (2,250,000)
  Additional Acquisition Costs - Settlement Agreement        (258,438)         --
                                                           ----------  ----------

  Net Cash - Investing Activities - Forward                $  190,983  $(2,254,589)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                 Years ended
                                                                  March 31,
                                                              1 9 9 8    1 9 9 7
                                                              -------    -------

  Net Cash - Operating Activities - Forwarded              $  (54,100) $ (410,159)
                                                           ----------  ----------

  Net Cash - Investing Activities - Forwarded                 190,983  (2,254,589)
                                                           ----------  ----------

Financing Activities:
  Monies Advanced to Interiors                               (309,914)         --
  Payments on Payable to Interiors                            (50,000)     50,000
  Proceeds from Line of Credit                                263,428          --
  Proceeds from Stockholder Loans                                  --     411,785
  Proceeds from Sale of Common Stock in Connection
   with Initial Public Offering                                    --   2,236,123
  Proceeds from Sale of Preferred Stock                            --     826,000
  Payment of Notes and Leases Payable                        (159,654)   (553,652)
  Payment of Stockholder Loans                                     --    (183,000)
  Exercise of Options                                               5          --
                                                           ----------  ----------

  Net Cash - Financing Activities - Forward                  (256,135)  2,787,256
                                                           ----------  ----------

  Net [Decrease] Increase in Cash                            (119,252)    122,508

Cash - Beginning of Years                                     169,508      47,000
                                                           ----------  ----------

  Cash - End of Years                                      $   50,256  $  169,508
                                                           ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
   Interest                                                $   69,495  $   26,218
   Income Taxes                                            $       --  $       --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  During the period ended March 31, 1996, the Company recorded a discount of $214,300 on a bridge loan resulting from the issuance of warrants for the $250,000 bridge loan. For the period ended March 31, 1997, the Company amortized $214,300 as interest expense.

  On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B Non-Convertible Preferred Stock in exchange for Interiors, Inc. issuing to the Company 66,666 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000 and a guarantee with respect to certain indebtedness [See Note 6].

  On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for approximately $3,700,000, of which $2,400,000 was paid in cash, $300,000 in shares of common stock and approximately $1,000,000 in notes. The Company primarily acquired accounts receivable of approximately $1,100,000, inventory of approximately $800,000 and assumed liabilities of approximately $578,000. Additionally, the Company recorded deferred compensation for options issued to the seller for 100,000 shares of common stock valued at $1,000,000.

  In December of 1997, the Company issued options for 20,000 shares of the Company's common stock to its President and recorded $90,000 as compensation expense.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



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

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 1998.

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

Vehicles                                 3 Years
Machinery and Equipment              1 - 5 Years
Furniture and Fixtures                   5 Years

Leasehold improvements are amortized utilizing the straight-line method over the shorter of the remaining term of the lease or the useful life of the improvement.

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. were charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company had decided to amortize its goodwill over a period of ten years using the straight-line method. Effective April 1, 1997 based upon operating management's experienced understanding of the expected useful lives of the tangible and intangible assets, the Company changed its period of amortization of goodwill to twenty years. The effect of this change is to reduce future annual amortization of goodwill by $75,000. This change decreased the fiscal 1998 net loss by $75,000. Goodwill and other intangible assets were previously written off as of September 30, 1997. An amendment was filed in February of 1998 for the September 1997 Form 10-QSB that reversed the writedown of the goodwill based upon revised information obtained after the original filing. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

Goodwill has been amortized using the straight-line method over twenty years. In connection with the acquisition of Artisan House, Inc. in November 1996, goodwill of approximately $1,800,000 was recorded using the purchase method.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[F] Stock Options and Similar Equity Instruments Issued to Employees - The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123 on April 1, 1996 for financial note disclosure purposes and will continue to apply APB Opinion No. 25 for financial reporting purposes.

[G] Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for three reverse stock split in October of 1997.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Potential common shares of 80,000 are not currently dilutive, but may be in the future.

For the year ended March 31, 1997, the number of shares to be used for earnings per share calculation purposes was based on a) the 1,312,500 common shares issued since the initial capitalization and, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, on the 1,500,000 common shares assumed issued from the warrants in connection with the bridge loan, as if they were outstanding since inception to June 30, 1996 [the last period in the IPO Prospectus] and b) for after the IPO: the 1,312,500 shares outstanding from July 1, 1996 through November 18, 1996 and the 1,707,500 shares outstanding from November 18, 1996 to March 31, 1997.

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At March 31, 1998, the Company had approximately $179,200 in cash in excess of insured amounts.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[H] Risk Concentrations [Continued] - The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of approximately $150,000 for the fiscal period ended March 31, 1998 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral to support financial instruments subject to credit risk.

[I] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[J] Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

[2] Acquisition - Artisan

On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,989 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $48,387 which will be amortized to interest expense. Separately, the seller was issued 50,000 shares, giving effect to the stock dividend and the reverse stock split, of Decor common stock, valued at $300,000. Effective September 8, 1997, the Company, pursuant to a settlement agreement arising from a dispute concerning the asset purchase agreement paid an additional $258,438 in cash and recorded goodwill for such amount. The transaction was recorded under the purchase method. Goodwill of approximately $1,800,000 is being amortized over 20 years using the straight-line method. Intangible assets of $537,046 were written off in March of 1998. Operations of Artisan are included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan are combined with those of the Company as of November 18, 1996.

The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred at the beginning of the periods presented. The pro forma results give effect to amortization of goodwill and other intangible assets, interest expense, employment contracts, consulting agreements, and options issued.
                                                 Year ended
                                                  March 31,
                                                   1 9 9 7

Total Revenues                                   $5,575,105

Net [Loss]                                       $(1,566,743)

Net [Loss] Per Common Share                      $     (.84)
Weighted Average Number of Common Shares
  Outstanding                                     1,863,583

These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated or which may be obtained in the future.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  259,396
Work-in Process                            229,340
Finished Goods                              98,217
                                        ----------

  Totals                                $  586,953
  ------                                ==========

[4] Related Party Transactions

[A] Due to Interiors - Management Agreement - On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee of $90,000 has been accrued and will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties.

[B] Due to Interiors - At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 and paid $50,000 during the year ended March 31, 1998. As of March 31, 1998, the Company has an outstanding balance due to Interiors of $225,285. The Company recorded interest expense for the year ended March 31, 1998 of $16,116 on this obligation [Note 16A].

[C] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998.
Interest expense for the year ended March 31, 1998 was $5,220.

[D] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998.

[5] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment                 $  175,862
Leasehold Improvements                     151,559
Furniture and Fixtures                     145,565
Office and Computer Equipment               66,058
                                        ----------

Total - At Cost                            539,044
Less: Accumulated Depreciation            (441,923)

  Net                                   $   97,121
  ---                                   ==========

Depreciation expense was approximately $43,000 and $14,000, respectively for the years ended March 31, 1998 and 1997.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 66,666 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of March 31, 1998, Interiors, Inc. owned approximately 79% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock [See Note 16[A] - Pending Merger].

[7] Commitments and Contingencies

[A] Employment Agreement - Seller - On October 30, 1997, the Seller's employment agreement dated November 18, 1996 was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. In December of 1997, the seller exercised options for 50,000 shares of common stock. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the year ended March 31, 1998, the Company amortized $500,000 as deferred compensation.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 9], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby $161,022 is due to the seller at March 31, 1998 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company has expensed $64,000 in accrued liabilities representing an estimate of compensation earned by the seller as a consequence of the two acquisitions already made by Interiors, Inc. in March of 1998.

[B] Consulting Agreements - On January 1, 1997, the Company entered into a consulting agreement with a Director of the Company to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. The Company has agreed to pay $150,000 over three [3] years. At March 31, 1998, the Company accrued $131,000 to the director as monies due upon his resignation.

On March 1, 1997, Artisan entered into a consulting agreement to provide Artisan with such consulting services as requested in connection with the stabilization, updating and transition of Artisan's accounting systems. The Company agreed to pay $11,500 per month for the term of the Consulting Agreement. The initial term of the Consulting Agreement was three [3] months with two, one month extensions. This agreement expired in July 1997.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[7] Commitments and Contingencies [Continued]

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

[D] Line of Credit - On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at March 31, 1998 was $255,511. At March 31, 1998, Artisan had an outstanding balance of $263,427. The line of credit has an expiration date of June 30, 1998. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense for the year ended March 31, 1998 was $19,627.

[E] Leases - The Company leases manufacturing and office space in California from the seller of Artisan. This operating lease, which expires November 30, 2001 is for Artisan's operations. The lease provides for additional rent based on increases in the Consumer Price Index [See Note 12 - Restructuring Plan].

Future minimum lease payments under all operating leases are as follows at March 31, 1998:

Year ended
March 31,
  1999                              $ 245,088
  2000                                190,572
  2001                                189,114
  2002                                100,856
  Thereafter                                -
                                    ---------

  Total                             $ 725,630
  -----                             =========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 1999 and the San Francisco lease expires in July of 1998. The current monthly lease payments are $3,126 for High Point and $1,098 for San Francisco.

Rental expense was $236,197 and $92,766, respectively for the years ended March 31, 1998 and 1997.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[7] Commitments and Contingencies [Continued]

[F] Employment Agreement - President/Chief Financial Officer - On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the year ended March 31, 1998, the Company amortized $54,285 as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

In December of 1997, the officer received 20,000 options, which represented the additional 10,000 options due on January 1, 1998 under the employment agreement and an additional 10,000 options. The Company recorded compensation expense of $90,000 on January 1, 1998.

The agreement also provides additional performance options to purchase 10,000 shares of the Company's common stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant for each of the years ending March 31, 1998, 1999 and 2000. Continued employment by the Company is required and the Company must meet or exceed 115% of the prior year's NPBT.

[8] Debt
                                         March 31,
                                          1 9 9 8

Acquisition Loan                        $  712,857
Less:  Discount                             38,375
                                        ----------

Total                                      674,482
Less: Current Portion of Long-Term Debt    117,437

  Long-Term Portion                     $  557,045
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Year ended
March 31,
  1999                        $ 117,437
  2000                          128,015
  2001                          139,472
  2002                          289,558
  Thereafter                         --
                              ---------

  Total                       $ 674,482
  -----                       =========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[8] Debt [Continued]

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,989 bearing interest at 8% with a final payment of $150,000 at maturity. The note is collateralized by a second interest on all assets of the Company. The non-interest  bearing  portion  for  the  $150,000  was  discounted  at 8%.  The amortization on this discount for the year ended March 31, 1998 was approximately $10,000 and has been amortized as interest expense. Interest expense for the year ended March 31, 1998 was approximately $50,000 on the note payable.

[9] Legal Proceedings

In March 1997, CIDCOA brought an arbitration proceeding against the Company, currently settled, alleging that it had failed to pay CIDCOA additional sums owed to it in connection with the Company's purchase of all of the assets and assumption of substantially all of the liabilities of Artisan. CIDCOA alleged that it was owed a purchase price adjustment. The Company denied the allegations, and brought counterclaims against CIDCOA alleging breach of contract, breach of warranty, misrepresentation and fraud by CIDCOA. In August 1997, CIDCOA filed a motion seeking to enforce an alleged settlement agreement made by the parties. In September 1997, the Company entered into a settlement agreement with CIDCOA included in which was the payment of (i) a purchase price adjustment of approximately $100,000 and (ii) $158,438 in lieu of 10,000 registered shares of the Company which were never issued to CIDCOA. In addition, the settlement confirms that the original amount of the promissory note is $926,400 and confirms that the monthly payments under the note shall be $13,989, reinstates the terminated employment agreement with Henry Goldman [See Note 7A] and provides for the Company to bring current all disputed payments and amounts due Goldman and CIDCOA under the original purchase and employment agreements. Further, the settlement agreement provides that obligations to CIDCOA and Goldman under the promissory note, the employment agreement and Artisan House's real property lease for its operating facilities will be guaranteed by the Company and Interiors, Inc.

[10] Capital Stock

[A] Public Offering - On November 18, 1996, the Company successfully completed its initial public offering and sold 345,000 shares of Common Stock at $10 per share [giving effect to the reverse stock split See Note 10D]. As a result of this offering, the Company received net proceeds of $2,236,123 [net of $1,240,204 offering expense].

[B] Stock Dividends - On December 3, 1996, the Board of Directors declared a dividend on its shares of Common Stock, distributable to stockholders of record of the Company as of December 16, 1996 on the basis of two additional shares of Common Stock for each one share of common stock previously outstanding. All share data in the financial statements have been adjusted for this dividend.

[C] Series B Preferred Stock Dividend - In January of 1997, the Company issued a dividend on its Series B Preferred Stock payable to the stockholder of record as of December 16, 1996 on the basis of 1 share of Series B Preferred Stock for each 1 share of Series B Preferred Stock outstanding. All share data have been adjusted for this dividend. In addition, the resolution was made that if at any time the Company's Board of Directors and stockholders approve an increase in the number of authorized shares of Series B Preferred Stock to not less than 30,000,000 shares, then the Series B Preferred stockholder shall be issued an additional 10,000,000 shares of Series B Preferred.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[10] Capital Stock [Continued]

[D] Reverse Stock Split - Effective October 8, 1997, the Company completed a one share for three shares reverse stock split of its common stock. All shares and per share amounts have been restated retroactively. Any fractional shares were purchased by the Company at the average closing bid and ask price of the common stock of the Company as of October 8, 1997.

[E] Additional Stock Issued - In March of 1998, the Company retained a financial consulting firm to provide a valuation for the exchange rates for the stock to be exchanged in connection with the pending merger with Interiors, Inc. [See
Note 16A]. In May 1998, the Board of Directors of Decor issued 200,000 shares of the Company's common stock in exchange for these services valued at $44,000.

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

[11] Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Since the Company's operations commenced in April of 1996, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses of $3,346,712 and $612,754 for the years ended March 31, 1998 and 1997, respectively. The Company had a working capital deficit of $578,263 and an accumulated deficit of $5,482,779 at March 31, 1998. The Company was primarily funded for the year ended March 31, 1998 by its line of credit and the sale of its investment in Interiors, Inc. [See Note 6].

As part of a restructuring plan adopted in September of 1997, the Company has taken steps to further reduce its selling, general and administrative expense for its operating activities in an effort to generate future cash from operations. A reduction of manpower and operating expenses related to the Company's administrative and sales functions is currently being implemented. The process will continue throughout the year in conjunction with the Company's anticipated relocation to the facilities of an Interiors, Inc.
metal fabrication manufacturing business.

At March 31, 1998, the Company had amounts available on its line of credit of approximately $256,000. It does not have any other additional commitments to secure financing. There is no assurance that the Company will be able to secure financing in the future and that even if the Company is able to obtain financing, such financing will be available on terms acceptable to the Company. If the Company's plans change, or if the assumptions or estimates prove to be inaccurate, or if the Company is unable to raise more funds through equity or debt financing, this could have an adverse impact on the Company.

The Company does believe, however, that its pending merger with Interiors will help by providing the Company access to an expanded working capital line of credit in addition to a credit facility for the purchase of machinery and equipment which is contemplated to be provided through Interiors, Inc. to all of its subsidiaries upon their successful completion of a credit review process. The credit facility could reduce the Company's interest rate on its borrowings.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[11] Going Concern [Continued]

There can be no assurances that management's plans to reduce operating expenses and obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[12] Restructuring Plan

In September of 1997, the Company commenced and approved an exit plan to satisfy its various investor constituencies by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Such efforts have included the retention of various advisors and analysis by management to improve the manufacturing and administrative operations of the Company. The Company is concentrating on strategies for growth through improved competitiveness, quality and effectiveness. In order for the restructure plan to be completed successfully, management believes that Interiors acquisitions of other companies could provide the opportunity for Artisan House to move its facility and improve the manufacturing process. Interiors closed on two acquisitions in March of 1998.

Management believes that the restructuring costs and charges for the cost of shutting down the current operations are approximately $20,000 and the projected remaining lease obligations on the current premises are $645,000. The restructuring reserve through December 1997 had included an offset for sublease income. However, since there has not been any successful commitment in this endeavor since September of 1997, management has decided to increase the reserve by approximately $435,000. This had represented management's previous estimate of attainable sublease income for the remaining term of 44 months.

[13] Income Taxes

The Company and its consolidated subsidiaries apply the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The Company has net operating loss carry forwards of approximately $3,100,000 of which approximately $100,000 will expire in 2011, approximately $600,000 will expire in 2012, and approximately $2,400,000 will expire in 2013.

The major components of deferred income tax assets and liability are as follows:

Deferred Tax Liability
  Depreciation and Amortization          $   20,000
                                         ==========

Deferred Tax Asset
  Reserves and allowances                 $ 144,000
  Stock based compensation                  225,000
  Net Operating loss carry forwards       1,240,000

  Total Deferred Tax Assets              $1,609,000

  Net Deferred Tax Asset Before
   Valuation Allowance                   $1,589,000
   Valuation Allowance                   (1,589,000)
                                         ----------

   Net                                   $       --
                                         ==========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[13] Income Taxes [Continued]

Due to the uncertainty whether the Company will generate income in the future sufficient to fully or partially utilize the net operating loss carryforwards, the Company recorded a valuation allowance of $1,589,000. This represents an increase in its valuation allowance of $937,000 over the allowance at March 31, 1997.

[14] Stock Options

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. Compensation expense has been recognized for the Company's stock-based compensation in the amounts of $554,285 and $188,833 for the years ended March 31, 1998 and 1997. The exercise price for all stock options issued to employees during fiscal years 1998 and 1997 were below the market price of the Company's stock at the date of grant.

A summary of the activity under the plan is as follows:
                                                             Weighted
                                                 Weighted     Average
                                                  Average    Remaining
                                                 Exercise   Contractual
                                       Shares      Price       Life

  Outstanding - April 1, 1996                -- $      --
  ---------------------------

Granted                                 125,000     .0001
Exercised                               (15,000)    .0001
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - March 31, 1997          110,000     .0001     4 Years
  ----------------------------                               ========

Granted                                  20,000     .0003
Exercised                               (50,000)    .0001
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - March 31, 1998           80,000 $   .0002
  ----------------------------       ========== =========

  Exercisable - March 31, 1998           52,000     .0001     3 Years
  ----------------------------       ========== =========    ========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[14] Stock Options [Continued]

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would not have changed on a proforma basis. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $4.50 for the year ended March 31, 1998 using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                   March 31,
                                    1 9 9 8

Risk-free Interest Rate              5.73%
Expected Life                       5 Years
Expected Volatility                 149.41%
Expected Dividends                   None

If compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123, net income and net earnings per share as reported would not be materially affected.

[15] Fair Value of Financial Instruments

At March 31, 1998 financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

[16] Subsequent Events

[A] Pending Merger - On April 21, 1998, the Company entered into a merger agreement with Interiors, Inc. ["Interiors"] whereby each of the issued and outstanding shares of Decor common stock shall be converted into the right to receive a one half share [the "Exchange Ratio"] of validly issued, fully paid and nonassessable shares of Class A common stock of Interiors. The Company will receive a fairness opinion of a qualified investment banking firm, to the effect that, the Exchange Ratio for the conversion of Decor common stock into Interiors' Class A common stock is fair from a financial point of view to holders of shares of Decor common stock. All options and warrants outstanding for Decor common stock will be subject to the same Exchange Ratio for Interiors' Class A common stock.

Pursuant to the merger agreement, the outstanding Decor Series A preferred stock will be converted into Decor common stock and the Decor Series B nonconvertible preferred stock will be canceled. If the agreement is terminated by Decor, Decor is required to pay a $250,000 termination fee to Interiors subject to certain conditions.

In March of 1998, the Company retained a financial consulting firm to provide merger and acquisition consulting and advisory servicesin connection with the pending merger with Interiors, Inc.. In May 1998, the Board of Directors of Decor issued 200,000 shares of the Company's common stock in exchange for these services valued at $44,000.

[B] Loan Repayment - On April 2, 1998, the Company received $200,000, including interest, from Interiors as repayment for the advances of approximately $300,000.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements

The FASB has issued SFAS No. 130,  "Reporting  Comprehensive  Income." SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 does not have a material impact on the Company.




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

       None.
                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company are set forth below:

Name
                                          Age
       Position

Dennis D'Amore          48   President and Chief Financial Officer and Director
                             of the Company; Chairman of the Board,
                             President and Chief Operating Officer and
                             Treasurer of AHI.

Max Munn                53   Chairman of the Board and Secretary

James Herman            54   Director

Donald Graves           53   Vice President of Sales and Marketing of AHI.



       Dennis D'Amore has been President and Chief Financial Officer and a Director of the Company since March 1997 and Chairman of the Board, Chief Operating Officer, and Treasurer of AHI since January 1997 and President since July 1997. In June 1998 Mr. D'Amore was appointed Executive Vice President of Interiors, Inc. the majority stockholder of the Company. From 1991 through 1996, Mr. D'Amore was a consultant to various private and public companies. From 1989 to 1991, Mr. D'Amore served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries, Inc. From 1988 to 1989, Mr. D'Amore served as President of Colford-D'Amore, Inc., a management consulting firm. From 1981 to 1988, Mr. D'Amore served as Executive Vice President and General Manager of Water Jet Corporation. Mr. D'Amore holds a Bachelor of Engineering-Mechanical Degree from New York University and subsequently received a Masters of Business Administration in Finance from Fairleigh Dickinson University.

       Max Munn has been the Chairman of the Board of Directors since the Company's inception and was the President of the Company from inception until May 1996. Mr. Munn became Secretary of the Company in March 1997. Mr. Munn is currently President and Chief Executive Officer and Chairman of the Board of Director of Interiors, Inc., which is the majority stockholder of the Company. Mr. Munn has been President of Interiors since October 1995 and a Director and principal stockholder since March 1994. From May 1993 to September 1995 Mr. Munn served as Vice President of Interiors. From November 1990 to May 11, 1993, Mr. Munn served as a consultant to Interiors, Inc., as well as a consultant directly and indirectly to Imperial Enterprises, Inc., a catalog company in Japan, and the IEI Corporation, a direct marketer, in Princeton, NJ. Mr. Munn holds a Bachelor of Architecture from Massachusetts Institute of Technology and subsequently did graduate level study in Art History at Columbia University.

     James Herman has been a Director of the Company since October 1997. Since 1983 Mr. Herman has been a consultant and designer in the decorative accessory and home furnishings industry. Prior thereto Mr. Herman held positions with M. Grumbacher Inc. and Hunt Manufacturing Company, Inc., both of which are manufacturers of art materials. Mr. Herman holds a Bachelor of Fine Arts degree from Southwest Missouri in 1970 and a Master of Fine Arts degree from University of Oregon in 1972.

       Donald Graves has been the Vice-President of Sales and Marketing of AHI since March 1997. From 1995 through 1996, Mr. Graves was Vice President of Sales and Marketing for Knape & Vogt a $170 million manufacturer of hardware products. From 1991 to 1995, Mr. Graves served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries, Inc. From 1990 to 1991, Mr. Graves served as National Sales Manager for Lasco Bathware. From 1975 to 1990, Mr. Graves served as Vice President of Sales and Marketing for the Filon Division of Standard Oil. Mr. Graves holds a Bachelor Arts Degree from Dartmouth College and subsequently received a Masters of Business Administration from the Columbia University School of Business.

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

       To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.


ITEM 10. EXECUTIVE COMPENSATION.

       The following table sets forth the compensation paid to the executive officers of the Company and its wholly owned subsidiary, AHI, for the Company's fiscal year ending March 31, 1998.

                           Summary Compensation Table

                        Annual Compensation    Long-Term Compensation
                                               Awards       Payouts
                                                                          Securities                   All other
Name and Principal                            Other Annual Restricted     underlying   LTIP Payouts   compensation
   Position          Year Salary       Bonus  Compensation Stock award($) options/SARs     ($)            ($)
     (a)              (b)     (c)      (d )   (e)          (f)            (g)              (h)          (i)

Dennis D'Amore        1998   $125,000        --     --         --               --             --              --
 President and Chief
 Financial Officer,
 Decor Group, Inc.,
 and Chairman of the
 Board, President
 Chief Operating
 Officer, and
 Treasurer of AHI.

Donald Graves.........1998         --       --     --         --               --             --              --
 Vice President of Sales and
  Marketing, Artisan House, Inc.

*Mr. D'Amore received $100,000 per annum until December 31, 1997 and $125,000 per annum beginning January 1, 1998.

     The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

Option/SAR Grants In Last Fiscal Year

                   Number of Securities  Percent of Total
                   Underlying Options/    Percent of Total                Exercise or Base
                   SAR Options            Options/SARS Granted            Base Price         Market Price
Name               Granted                to Employees in Fiscal Year     ($/Shr             on Date of Grant   Expiration Date

(a)                (b)                     (c)                            (d)                (e)

Dennis D'Amore     20,000                  100%                           $.0003             $6.875             January 1, 2004

     The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:

Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

                Shares                Number of    Value of
               Acquired on  Value     Securities   Unexercised in the
 Name          Exercise (#) Realized $Underlying   Money
 ----          ------------ ----------
                                      Unexercised  Options/SARS at
                                      Options/SARS FY-End ($)
                                      at FY-End (#)exercisable/
                                      exercisable/ unexercisable
                                                   -------------
                                      unexercisable
                                      -------------

(a)              (b)           (c)      (d)             (e)

Dennis D'Amore   __            __             2,000/28,000   $8,500/$119,000


Employment Agreements

     AHI entered into a three (3) year employment agreement with a former officer of AHI on November 18, 1996 with (i) an annual salary of $75,000; (ii) a signing bonus of $70,000, $30,000 of which was paid at the closing of the Company's acquisition of Artisan House, Inc. and $40,000 of which is paid in equal monthly installments of $3,333.33 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the officer for lease and insurance payments with respect to his automobile, (iv) an annual performance bonus equal to 1% of AHI's sales in excess of those achieved by Artisan for the twelve months ended June 30, 1996, payable within 60 days after the end of AHI's fiscal year, with the first and last payments being calculated on a pro rated basis, (v) 2.5% (llater amended to 1.25%) of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Purchaser, the Company, Interiors, or any affiliate of them by the officer, and (vi) an annual performance bonus equal to 5% of the increase in AHI's export sales in excess of those export sales and 1.25% of the increase in domestic sales in excess of the increase in AHI's domestic salesachieved by Artisan for the twelve months ended June 30, 1996. The Employment Agreement also contains provisions protecting the confidential information of the Company and restricting the officer from competing with the Company. In July 1997, there was an attempt to terminate Artisan's employment agreement with the officer. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ("CIDCOA") formerly known as AHI, the Company reinstated the employment agreement with the former officer and recorded additional monies owed to him of approximately $290,000 whereby $161,022 is due to him at March 31, 1998 pursuant to this agreement.

     On December 31, 1996, AHI entered into a three (3) year employment agreement (the "Employment Agreement") with Dennis D'Amore pursuant to which Mr. D'Amore agreed to serve as AHI's Chief Operating Officer and Treasurer. AHI agreed to pay Mr. D'Amore (i) an annual salary of $100,000 (increased to $125,000 as of January 1, 1998), (ii) a cash bonus equal to ten percent (10%) of Mr. D'Amore's annual salary based upon AHI's net profit before taxes ("NPBT"), and (iii) a cash bonus equal to five percent (5%) of AHI's increases in NPBT over the fiscal year, not to exceed forty percent (40%) of Mr. D'Amore's annual base salary. The Employment Agreement provides that Mr. D'Amore is entitled to receive options to purchase 10,000 shares of the Company's Common Stock for each of the years of the contract at an exercise price of equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the year ended March 31, 1998, the Company amortized $54,285 as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company. The Employment Agreement also provides additional performance options to purchase 10,000 shares of the Company's Common Stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant for each of the years ending March 31, 1998, 1999, 2000. Continued employment of the Company is required and the Company must meet or exceed 115% of the prior year's NPBT. In December of 1997, Mr. D'Amore received 20,000 options, which represented the additional 10,000 options due on January 1, 1998 under the Employment Agreement and an additional 10,000 options. The Company recorded compensation expense of $90,000 on January 1, 1998.

      On January 14, 1997, the Company entered into a two year employment agreement with Donald Graves pursuant to which Mr. Graves will serve as the Company's Vice President of Sales and Marketing. The Company agreed to pay Mr. Graves (1) an annual salary of $90,000, (2) a cash bonus equal to two percent (2%) of net sales growth of the Company in excess of ten percent (10%) growth over the Company's previous fiscal year, and (3) a cash bonus equal to one percent (1%) of AHI's gross margin less selling expenses increased over AHI's prior fiscal year, provided that AHI's net sales increase a minimum of ten percent (10%) over that same period.

Consulting Agreements

      On January 1, 1997 the Company entered into a Consulting Agreement with Matthew Harriton, a Director of the Company until October 1997, pursuant to which Mr. Harriton agreed to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. As payment for the services provided by Mr. Harriton, the Company has agreed to pay an aggregate of $150,000 to be paid over the period of three (3) years from the date of the agreement.

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

      Each Incentive Option shall terminate no later than ten (10) years from the date of grant, except as provided below with respect to Incentive Options granted to 10% Stockholders (as hereinafter defined. No Incentive Option may be granted at any time after October 2005. Each Non-Incentive Option shall terminate no later than ten (10) years from the date of grant. The exercise price at which the shares may be purchased may not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted, except as provided below with respect to Incentive Options granted to 10% Stockholders. Options granted to executive officers may not be exercised at any time prior to six (6) months after the date of grant.

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

      Restricted and Deferred Stock. An award of restricted stock or deferred stock may be granted under the 1996 Plan. Restricted stock is subject to restrictions on transferability and other restrictions by the Committee at the time of grant. In the event that the holder of restricted stock cease to be emplostrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of the grant, a holder of restricted stock shall have all the rights of a stockholder including, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited until such time as the stock which is the subject of the award is issued, the recipient of the award has no rights as a stockholder.

      Dividend Equivalent Awards. A dividend equivalent gives the recipient the right to receive cash or other property equal in value to the dividends that would be paid if the recipient held a specified number of shares of Common Stock. A dividend equivalent right may be granted as a component of another award or as a freestanding award.

      Bonus Shares and other Share Based Awards. The 1996 Plan authorizes the Committee to grant shares as a bonus, or to grant shares or other awards in lieu of obligations of the Company to pay cash under other plans or compensatory arrangements, upon such terms as shall be determined by the Committee. The 1996 Plan also authorizes the Committee to grant other forms of awards based upon, payable in, or otherwise related in whole or in part to, Common Stock, including, without limitation, convertible or exchangeable debentures, or other debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards contingent upon performance of the Company, and awards valued by reference to the book value of shares of Common Stock or aware of securities of, or the performance of, specified subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

      The following table sets forth as of June 30, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock and the Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:


                Shares of                 Shares of Series
                Common       Percentage   B Preferred    Percentage (%) of
Name and AddressStock        (%) of       Stock          Series B Preferred
of Beneficial   Beneficially Common       Beneficially   Stock Beneficially
Owner(1)        Owned(2)     Stock Owned  Owned(2)       Owned


Dennis D'Amore(3)   30,000       *            --                 --

Max Munn(4)(5)      67,000       *            --                 --

Henry Goldman(6)   200,000     11.1%          --                 --

James Herman          --         --           --                 --

Interiors, Inc. (7)    --        --      20,000,000             100%

The Skyes
Corporation (8)    200,000      11.1%        --                  --

All directors and
officers as a
group (9)           97,000       --           --                 --


   * indicates ownership of less than 1%.

      (1) Unless otherwise indicated, the address of each beneficial owner is c/o Decor Group, Inc., 320 Washington Street, Mt. Vernon, New York 10553.
      (2) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-B of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act.
      (3) Mr. D'Amore is President and Chief Financial Officer and a Director of the Company and Chairman of the Board, President, Chief Operating Officer and Treasurer of AHI. Mr. D'Amore holds options to purchase 30,000 shares of Common Stock for a period of five (5) years at an exercise price of $.0003 per share.
      (4) Mr. Munn is Chairman of the Board and Secretary of the Company. (5) Includes 67,000 shares of Common Stock held by Laurie Munn, Mr. Munn's wife.
            Mr. Munn disclaims beneficial ownership of such shares.
      (6)   Mr. Goldman's address is c/o 12841 Bloomfield #305, Studio City,
            CA 91604.
      (7) Includes 20,000,000 shares of Series B Preferred Stock owned by Interiors, Inc. Mr. Munn, Chairman of the Board of the Company, and President, Chief Executive Officer and Chairman of the Board of Directors of Interiors may vote the shares of Series B Preferred Stock held by Interiors, Inc. on all matters presented to the vote of stockholders. Mr. Munn disclaims beneficial ownership of such shares.
      (8) The Skyes Corporation address c/o 430 Chestnut Street, East Hill, New York
      (9) Excludes the 20,000,000 shares of Series B Preferred Stock owned by Interiors, Inc. as to which all of the directors and officers disclaim beneficial ownership.

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

      In March 1996, the Company issued to Interiors, Inc. 250,000 shares of Class A Convertible Preferred Stock and an option to purchase 20,000,000 shares of Class B NonConvertible Voting Preferred Stock (the "Series B Option") in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. The Series B Option was exercised by Interiors in September 1996 at an exercise price of $.0001 per share. Immediately following the exercise of the Series B Option, Interiors entered into a Voting Agreement with the Company and Messrs. Max Munn, Matt Harriton and Michael Lulkin (collectively, the "Voting Trustees") each of whom is a director of the Company. Under the terms of the Voting Agreement, the Voting Trustees have the right to vote the shares of Series B Preferred Stock held by Interiors on all matters presented to the stockholders prior to December 31, 1997. A majority of the Voting Trustees shall determine the manner in which the shares of Series B Preferred Stock are to be voted. A unanimous vote of the Voting Trustees is required in order for the Company to enter into certain transactions, including any mergers, consolidations, significant acquisitions, recapitalizations, reorganizations or any transaction which would result in Interiors' ownership of less than 51% of the outstanding voting stock of the Company (so long as Interiors does not sell or transfer any of the Series B Preferred Stock held thereby).

      In May 1996, the Company entered into a two year Management Services Agreement with Interiors, Inc. ("Interiors"). Interiors has, pursuant to such agreement, agreed to advise the Company on the manufacturing, sale, marketing and distribution of the Company's products as well as providing the Company accounting and administrative services and strategic planning with regard to joint ventures, acquisitions, and other long term business initiatives. In exchange for such services, the Company has agreed to pay to Interiors an annual amount equal to the greater of (i) $75,000 or (ii) 1 1/2% of Excess Cashflow (as defined in the agreement). The Management Services Agreement is automatically renewable for an additional one (1) year term unless terminated by either party not less than sixty (60) days prior to the end of the term may be terminated by the Company or Interiors upon sixty (60) days prior written notice. In the event that the Management Services Agreement is terminated for any reason, the Company's business may be negatively effected. In such an event, the Company may be required to hire additional personnel or engage one or more independent contractors at an added cost to the Company. In February 1997, the Company and Interiors amended the Management Services Agreement pursuant to which Interiors agreed to advise the Company on the manufacturing, sale, marketing and distribution of the Company's products as well as providing the Company with accounting and administrative services and strategic planning with regard to joint ventures, acquisitions, and other long term business initiatives. In exchange for such services, the Company has agreed to pay to Interiors an annual amount equal to the greater of (i) $90,000 or (ii) 1 1/2% of Excess Cashflow (as defined in the agreement). Additionally, the amendment provides that the Management Services Agreement may not be modified in any manner without the unanimous consent of the Board of Directors of the Company. For the year ended March 31, 1998 the Company paid Interiors $50,000 under the Management Agreement and owes Interiors $225,285. The Company recorded interest expense of $16,116 on this obligation for the year ended March 31, 1998.

      In June 1996, the Company borrowed an aggregate of $50,000 from the Company's stockholders, other than Gordon Brothers Capital Corporation, on a pro rata basis based upon ownership of the Company's shares of Common Stock. Each lender received a promissory note obligating the Company to repay the loan on the earlier of (i) fifteen (15) months following the Effective Date or (ii) June 21, 1997. The Company utilized the proceeds from the loan for working capital purposes. At March 31, 1998 the Company owed $43,000 to stockholders.

      In August 1996, the Company agreed to issue 47,084 shares of Series C Preferred Stock to Interiors, Inc. in exchange for the payment of $706,250. In September 1996, the Company agreed to issue 7,850 shares of Series C Preferred Stock to Interiors in exchange for the payment of $117,750.

      In October 1996, the Company effected a recapitalization with respect to its outstanding shares of capital stock (the "Recapitalization"). Pursuant to the Recapitalization, the Company effected a 1-for-3 reverse stock split with respect to its shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock.

      In November and December 1996, Interiors loaned the Company $50,238 and $60,000, respectively. Both of these loans are demand loans, callable at any time by Interiors and bear interest at the rate of eight percent (8%) per annum. The Company has repaid these loans to Interiors.

      On November 18, 1996, AHI entered into a five (5) year lease with Henry Goldman. The lease is for approximately 33,000 square feet and requires a monthly rent payment of $14,203.

     On December 31, 1996, the Company entitled Dennis D'Amore, the Company's President and Chief Financial Officer to be granted an option to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $.0003 per share, for a period of five (5) years, in accordance with the terms of the Employment Agreement entered into between the Company and Mr. D'Amore. Mr. D'Amore is also entitled to receive options to purchase twenty thousand (20,000) shares of the Company's Common Stock under the terms of the Company's 1996 Stock Plan (the "Performance Options"). The Performance Options are exercisable for a period of one (1) year following the date of grant at an exercise price equal to the average closing price as reported on the NASD OTC Bulletin Board for the twenty (20) trading days ending two (2) trading days prior to the date the Performance Options are granted to Employee.

      On January 1, 1997, the Company entered into a Consulting Agreement with Matthew Harriton, formerly a Director of the Company until October 1997, whereby Mr. Harriton agreed to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. As consideration for the services provided by Mr. Harriton, the Company has agreed to pay to Mr. Harriton an aggregate of $150,000 to be paid over the period of three (3) years from the date of the agreement.

     In March 1998, the Company retained a firm to render ongoing investment banking and other related consulting services to the Company in connection with the proposed merger between the Company and Interiors, Inc. In return for these services, the Company issued $200,000 shares of its common stock to the firm in May of 1998.

Item 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)   Consolidated Financial Statements:

      Independent Auditor's Report

      Consolidated Balance Sheet as of March 31, 1998

      Consolidated Statements of Operations for the years ended March 31, 1998 and 1997

      Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998 and 1997

      Consolidated Statements of Cash Flows for the years ended March 31, 1998 and 1997

      Notes to Consolidated Financial Statements

(b)   None.

SIGNATURE PAGE
------------------------------------------------------------------------------




      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DECOR GROUP, INC.


                                    /s/ Dennis D'Amore
June 13, 1998                       Dennis D'Amore,
                                    President and Chief Operating Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ Dennis D'Amore
June 13, 1998                       Dennis D'Amore,
                                    President and Chief Operating Officer


                                    /s/ Max Munn
June 13, 1998                       Max Munn, Chairman and Secretary

       *Print the name and title of each signing officer under his signature.

       Supplemental  information  to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-reporting Issuers.

       (c) Registrant has not furnished its annual report or proxy materials to its security holders. Such report and proxy materials are to be furnished to registrant's security holders subsequent to the filing of the annual report on this Form.