Form 10QSB
period 1998-06-30
DECOR GROUP INC
filed 1998-08-14
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended     June 30, 1998    Commission File Number  0-28960

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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of August 1, 1998 there were 1,959,166 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                    Page to Page

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of June 30, 1998 [Unaudited]........ 1....... 2

   Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 [Unaudited].......................... 3.......

   Consolidated  Statements of  Stockholders'  Equity for the
   three months ended June 30, 1998 [Unaudited] and the fiscal year ended March 31, 1998 [Audited]............................... 4

   Consolidated Statements of Cash Flows for the three months ended June 30, 1998 and 1997 [Unaudited] ......................... 5

   Notes to Consolidated Financial Statements........................ 6.......17

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................18.......23

Signature............................................................24.......




                        . . . . . . . . . . . . . . . . . .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                               $    37,101
  Accounts Receivable [Net of Allowance of $149,562]                     571,174
  Loan - Related Party                                                   150,000
  Non-Trade Receivable                                                    19,429
  Inventories [Net of Allowance of $110,000]                             580,915
  Prepaid Expenses and Other Current Assets                               97,146
                                                                     -----------

  Total Current Assets                                                 1,455,765

Property and Equipment [Net of Accumulated Depreciation of $453,656]      91,917
                                                                     -----------

Other Assets:
  Goodwill [Net of Accumulated Amortization of $179,278]               1,648,029
  Other Assets                                                            25,163
                                                                     -----------

  Total Other Assets                                                   1,673,192

  Total Assets                                                       $ 3,220,874
                                                                     ===========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                             $   617,328
  Accounts Payable - Related Party                                      125,000
  Due to Stockholders                                                   247,785
  Accrued Compensation and Benefits - Former Officer                    139,178
  Accrued Costs for Restructuring                                       645,000
  Line of Credit                                                        441,028
  Current Portion of Long-Term Debt                                     117,437
                                                                    -----------

  Total Current Liabilities                                           2,332,756

Long-Term Debt                                                          572,132

  Total Liabilities                                                   2,904,888

Commitments and Contingencies [7]                                            --

Stockholders' Equity:
  Preferred  Stock,  $.0001 Par Value Per Share,
   35,000,000  Blank Check Shares Authorized of which
   5,000,000 are Convertible  Non-Voting  Series A - 250,000
   Shares Issued and Outstanding;  20,000,000  Non-Convertible
   Voting Series B - 20,000,000 Shares Issued and Outstanding;
   10,000,000 Convertible Non-Voting Series C - 54,934 Issued
   and Outstanding                                                        2,030

  Additional Paid-in Capital - Preferred Stock                        2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000
   Shares, 1,959,166 Issued and Outstanding                                 196

  Additional Paid-in Capital - Common Stock                           4,186,732

  Accumulated Deficit                                                (6,010,561)

  Deferred Compensation                                                (286,381)

  Total Stockholders' Equity                                            315,986

  Total Liabilities and Stockholders' Equity                        $ 3,220,874
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                                          Three months ended
                                                               June 30,
                                                           1 9 9 8    1 9 9 7
                                                           -------    -------

Revenues                                                $1,126,346  $1,448,694

Cost of Revenues                                           619,462     750,279
                                                        ----------  ----------

  Gross Profit                                             506,884     698,415
                                                        ----------  ----------

Selling, General and Administrative Expenses:
  Selling Expense                                          313,824     231,575
  General and Administrative Expense                       373,901     644,324
  Consulting Services - Related Party                      125,000          --
  Bad Debt Writeoff - Related Party                        193,661          --
                                                        ----------  ----------

  Total Selling, General and Administrative Expenses     1,006,386     875,899
                                                        ----------  ----------

  [Loss] from Operations                                  (499,502)   (177,484)
                                                        ----------  ----------

Other Income [Expense]:
  Net Miscellaneous Income/Expense                           1,212     (71,709)
  Interest Expense                                         (22,256)    (15,500)
  Interest Expense - Related Party                              --      (5,162)
                                                        ----------  ----------

  Other Income [Expense] - Net                             (21,044)    (92,371)
                                                        ----------  ----------

  [Loss] Before Provision for Income Taxes                (520,546)   (269,855)

Provision for Income Taxes                                   7,236          --
                                                        ----------  ----------

  Net [Loss]                                            $ (527,782) $ (269,855)
                                                        ==========  ==========

  [Loss] Per Share                                      $     (.28) $    (0.05)
                                                        ==========  ==========

  Number of Common Shares                                1,859,166   5,122,500
                                                        ==========  ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                   Preferred Stock               Common Stock                             Unrealized
                                              Additional                 Additional                         Holding     Total
                                                Paid-in                    Paid-in  Accumulated  Deferred  Loss on  Stockholders'
                           Shares     Amount    Capital  Shares   Amount   Capital    Deficit Compensation Investment  Equity


 Balance - March 31,
  1997                  20,304,934 $ 2,030 $2,423,970 1,707,500 $  171 $4,035,252 $  (955,546) $ (991,167) $(787,400) $3,727,310

Issuance of Common Shares to
 Former Employee                --      --         --     1,666     --     17,500          --          --         --      17,500

Issuance of Options for 20,000
 Shares of Common Stock to
 President                      --      --         --        --     --     90,000          --          --         --      90,000

Exercise of Options             --      --         --    50,000      5         --          --          --         --           5

Adjustment on Disposal of
 Securities Available for
 Sale                           --      --         --        --     --         --          --          --    787,400     787,400

Amortization of Deferred
 Compensation                   --      --         --        --     --         --          --     554,285         --     554,285

Net [Loss] for the year ended
 March 31, 1998                 --      --         --        --     --         --  (4,527,233)         --         --  (4,527,233)
                          -------- -------  ---------    ------ ------   --------  ----------   ---------   --------  ----------

 Balance - March 31,
  1998                  20,304,934   2,030  2,423,970 1,759,166    176  4,142,752  (5,482,779)   (436,882)        --     649,267

Amortization of Deferred
 Compensation                   --      --         --        --     --         --          --     150,501         --     150,501

Stock Issued for Service        --      --         --   200,000     20     43,980          --          --         --      44,000

Net [Loss] for the three months
 ended June 30, 1998            --      --         --        --     --         --    (527,782)         --         --    (527,782)
                          -------- -------  ---------    ------ ------   --------   ---------   ---------   --------   ---------

 Balance - June 30,
  1998                  20,304,934 $ 2,030 $2,423,970 1,959,166 $  196 $4,186,732 $(6,010,561) $ (286,381) $      --  $  315,986
                        ========== ======= ========== ========= ====== ========== ===========   =========   ========   =========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                               4

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                           Three months ended
                                                                June 30,
                                                           1 9 9 8      1 9 9 7
                                                           -------      -------
Operating Activities:
  Net [Loss]                                             $ (527,782) $ (269,855)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accounts Payable - Related Party                         125,000          --
   Bad Debt Expense - Related Party                         193,661          --
   Amortization of Deferred Compensation                    150,501     128,750
   Bad Debt Expense                                              --      14,099
   Depreciation                                              11,733      11,753
   Amortization of Intangibles                               22,498      30,180
   Accrual for Returns and Allowances                       (10,752)         --
   Stock Issued for Services Performed                       43,980          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                            (34,033)    142,281
     Accounts Receivable - Interiors                        (39,048)    (17,778)
     Inventory                                                6,038      15,001
     Other Assets                                                --     (50,102)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                  (97,793)   (117,301)
     Accrued Settlement - Former Officer                    (21,845)         --
                                                         ----------  ----------

  Net Cash - Operating Activities                          (177,842)   (112,972)
                                                         ----------  ----------

Investing Activities:
  Purchase of Property and Equipment                         (6,529)         --
  Other Assets                                                 (492)         --
                                                         ----------  ----------

  Net Cash - Investing Activities                            (7,021)         --
                                                         ----------  ----------

Financing Activities:
  Issuance of Stock                                              20          --
  Proceeds from Line of Credit                              177,601          --
  Loan from Stockholder                                      22,500      22,500
  Payment of Stockholder Loans                              (28,413)    (30,231)
                                                         ----------  ----------

  Net Cash - Financing Activities                           171,708      (7,731)
                                                         ----------  ----------

  Net [Decrease] in Cash                                    (13,155)   (120,703)

Cash - Beginning of Periods                                  50,256     169,508
                                                         ----------  ----------

  Cash - End of Periods                                  $   37,101  $   48,805
                                                         ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                              $   22,257  $   15,500
   Income Taxes                                          $    7,236  $       --

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



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

[C] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 1998.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[F] Goodwill [Continued] - Goodwill has been amortized using the straight-line method over twenty years. In connection with the acquisition of Artisan House, Inc. in November 1996, goodwill of approximately $1,800,000 was recorded using the purchase method.

[G] Stock Options and Similar Equity Instruments Issued to Employees - The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123 on April 1, 1996 for financial note disclosure purposes and will continue to apply APB Opinion No. 25 for financial reporting purposes.

[H] Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the three months ended June 30, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for three reverse stock split in October of 1997.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------




[1] Summary of Significant Accounting Policies [Continued]

[I] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At June 30, 1998, the Company had no cash in excess of insured amounts.

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

[J] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[K] License Agreements - The Company currently manufactures a small segment of its products pursuant to license agreements. Generally, all of the license agreements are non-exclusive, permit sales in the United States and require the Company to make periodic royalty payments based upon revenues from the sale of licensed works.

[L] Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------


[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  259,396
Work-in Process                            229,340
Finished Goods                              92,179
                                        ----------

  Totals                                $  580,915
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

[B] Due to Interiors - At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 and paid $50,000 during the year ended March 31, 1998. As of March 31, 1998, the Company has an outstanding balance due to Interiors of $225,285. The Company recorded interest expense for the year ended March 31, 1998 of $16,116 on this obligation [Note 16A]. The Company recorded $125,000 of management consulting fees due Interiors on June 30, 1998, relating to marketing and merchandising services provided by the related party to the Company.

The outstanding balance at June 30, 1998 was $247,885 consisting of $116,535 in advances and $131,350 in management fee.

[C] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998.
Interest expense for the three months ended June 30, 1998 was $1,305.

[D] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. The Company wrote off the $193,661 balance of accounts receivable due from Interiors on June 30, 1998, in exchange for product marketing and merchandising cost being incurred by the related party on behalf of the Company.

[5] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment                 $  175,862
Leasehold Improvements                     153,409
Furniture and Fixtures                     150,244
Office and Computer Equipment               66,058
                                        ----------

Total - At Cost                            545,573
Less: Accumulated Depreciation            (453,656)

  Net                                   $   91,917
  ---                                   ==========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[5] Property and Equipment [Continued]

Depreciation expense was approximately $11,733 and $11,753, respectively for the three months ended June 30, 1998 and 1997.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 66,666 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of June 30, 1998, Interiors, Inc. owned approximately 67% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock [See Note 16[A] - Pending Merger].

[7] Commitments and Contingencies

[A] Employment Agreement - Seller - On October 30, 1997, the Seller's employment agreement dated November 18, 1996 was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. In December of 1997, the seller exercised options for 50,000 shares of common stock. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the year ended March 31, 1998, the Company amortized $500,000 as deferred compensation and amortized $150,501 for the period ended June 30, 1998.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 9], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby $139,177 is due to the seller at June 30, 1998 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company has expensed $64,000 in accrued liabilities representing an estimate of compensation earned by the seller as a consequence of the two acquisitions already made by Interiors, Inc. in March of 1998.

[B] Consulting Agreements - On January 1, 1997, the Company entered into a consulting agreement with a Director of the Company to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. The Company has agreed to pay $150,000 over three [3] years. At June 30, 1998, the Company accrued $131,000 to the director as monies due upon his resignation.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



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

[D] Line of Credit - On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at June 30, 1998 was $600,000. At June 30, 1998, Artisan had an outstanding balance of $441,028. The line of credit was renewed for an additional year on June 30, 1998 and expires June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. The Company is not in violation of any of the covenants of the loan. Interest expense for the three months ended June 30, 1998 was $7,312.

[E] Leases - The Company leases manufacturing and office space in California from the seller of Artisan. This operating lease, which expires November 30, 2001 is for Artisan's operations. The lease provides for additional rent based on increases in the Consumer Price Index [See Note 12 - Restructuring Plan].

Future minimum lease payments under all operating leases are as follows at June 30, 1998:

Twelve months ended
    June 30,
     1999                           $ 182,948
     2000                             190,572
     2001                             189,114
     2002                             100,856
     Thereafter                             -
                                    ---------

     Total                          $ 663,490
     -----                          =========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 1999 and the San Francisco lease expires in July of 2001. The current monthly lease payments are $3,126 for High Point and $1,465 for San Francisco.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



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

[8] Debt
                                         June 30,
                                          1 9 9 8

Acquisition Loan                        $  717,814
Less:  Discount                             35,873
                                        ----------

Total                                      681,941
Less: Current Portion of Long-Term Debt    117,437

  Long-Term Portion                     $  564,504
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Twelve months ended
    June 30,
      1999                    $ 117,437
      2000                      128,015
      2001                      139,472
      2002                      297,017
      Thereafter                     --
                              ---------

      Total                   $ 681,941
      -----                   =========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[8] Debt [Continued]

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,989 bearing interest at 8% with a final payment of $150,000 at maturity. The note is collateralized by a second interest on all assets of the Company. The non-interest bearing portion for the $150,000 was discounted at 8%. The amortization on this discount for the three months ended June 30, 1998 was approximately $2,500 and has been amortized as interest expense. Interest expense for the three months ended June 30, 1998 was approximately $11,000 on the note payable.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[10] Capital Stock [Continued]

[D] Reverse Stock Split - Effective October 8, 1997, the Company completed a one share for three shares reverse stock split of its common stock. All shares and per share amounts have been restated retroactively. Any fractional shares were purchased by the Company at the average closing bid and ask price of the common stock of the Company as of October 8, 1997.

[E] Additional Stock Issued - In March of 1998, the Company retained a financial consulting firm to provide meager and acquisition consulting and advisory services in connection with the pending merger with Interiors, Inc. [See Note 16A]. In May 1998, the Board of Directors of Decor issued 200,000 shares of the Company's common stock in exchange for these services valued at $44,000.

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

[11] Restructuring Plan

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

[12] Income Taxes

The Company and its consolidated subsidiaries apply the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The Company has net operating loss carry forwards of approximately $3,100,000 of which approximately $100,000 will expire in 2011, approximately $600,000 will expire in 2012, and approximately $2,400,000 will expire in 2013.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------



[12] Income Taxes [Continued]

The major components of deferred income tax assets and liability are as follows:

Deferred Tax Liability
  Depreciation and Amortization          $   20,000
                                         ==========

Deferred Tax Asset
  Reserves and allowances                 $ 144,000
  Stock based compensation                  225,000
  Net Operating loss carry forwards       1,240,000

  Total Deferred Tax Assets              $1,609,000

  Net Deferred Tax Asset Before
   Valuation Allowance                   $1,589,000
   Valuation Allowance                   (1,589,000)
                                         ----------

   Net                                   $       --
   ---                                   ==========

Due to the uncertainty whether the Company will generate income in the future sufficient to fully or partially utilize the net operating loss carryforwards, the Company recorded a valuation allowance of $1,589,000. This represents an increase in its valuation allowance of $937,000 over the allowance at March 31, 1997.

[13] Stock Options

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. Compensation expense has been recognized for the Company's stock-based compensation in the amount of $150,501 and $160,000 for the three months ended June 30, 1998 and 1997. The exercise price for all stock options issued to employees during fiscal years 1998 and 1997 were below the market price of the Company's stock at the date of grant.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------


[13] Stock Options [Continued]

A summary of the activity under the plan is as follows:
                                                             Weighted
                                                 Weighted     Average
                                                  Average    Remaining
                                                 Exercise   Contractual
                                       Shares      Price       Life

  Outstanding - April 1, 1996                -- $      --
  ---------------------------

Granted                                 125,000     .0001
Exercised                               (15,000)    .0001
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - March 31, 1997          110,000     .0001     4 Years
  ----------------------------                               ========

Granted                                  20,000     .0003
Exercised                               (50,000)    .0001
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - March 31, 1998           80,000 $   .0002
  ----------------------------       ========== =========

  Outstanding - June 30, 1998            80,000 $   .0002
  ---------------------------        ========== =========

  Exercisable - March 31, 1998           52,000     .0001     3 Years
  ----------------------------       ========== =========    ========

  Exercisable - June 30, 1998            52,000     .0001
  ---------------------------        ========== =========

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

[14] Fair Value of Financial Instruments

At June 30, 1998 financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
[UNAUDITED]
------------------------------------------------------------------------------





[15] Subsequent Events

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

In March of 1998, the Company retained a financial consulting firm to provide merger and acquisition consulting and advisory services in connection with the pending merger with Interiors, Inc.. In May 1998, the Board of Directors of Decor issued 200,000 shares of the Company's common stock in exchange for these services valued at $44,000.

[B] Loan Repayment - On April 2, 1998, the Company received $200,000, including interest, from Interiors as repayment for the advances of approximately $300,000.

[16] New Authoritative Pronouncements

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

Item 2

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

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the three months ended June 30, 1998 of $1,126,346 and $619,462, respectively. This represents Artisan's sales and cost of sales transactions for the year then ended which resulted in a gross profit of $506,884 to the Company.

The Company had selling, general and administrative expenses for the three months ended June 30, 1998 of $1,006,386 of which $689,023 represented Artisan's expenses for the year then ended. The selling, general and administrative expenses of the Company include two related party transactions with Interiors. $125,000 was accrued for consulting services and a bad debt writeoff of $193,661 was recorded on June 30, 1998.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

For the three months ended June 30, 1998, Artisan had an operating loss of approximately $182,139. The loss included a $193,661 write off as bad debt expense - related party. Management believes that for the year ended March 31, 1999, the Company can reduce its losses by increasing its gross profit by approximately $300,000, and by reducing operating expenses by approximately $600,000. A reduction of manpower and operating expenses related to the Company's administrative and sales functions is currently being implemented. The process will continue throughout the year in conjunction with the Company's anticipated relocation to the facilities of an imminent Interiors, Inc. metal fabrication manufacturing business acquisition. Management believes that in fiscal 1999 by outsourcing its products to vendors outside the United States an improved gross profit can be achieved. In addition, the recent minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Artisan House is currently in negotiations with two vendors to pursue this plan.

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

The Company incurred a net loss of $527,782 for the three months ended June 30, 1998 of which approximately $196,140 was from the Artisan House operation and $331,642 was from the Decor operation.

The Company's auditors rendered a going concern report as of March 31, 1998 as the Company has suffered recurring losses from operations.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, Decor had a working capital deficit of $876,991. For the three months ended June 30, 1998, the Company used $177,842 for operating activities, utilized $7,021 for investing activities and generated $171,708 from financing activities. The cash balance at June 30, 1998 was $37,101. Management believes that in the next twelve months cash requirements will be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

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

On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee of $90,000 has been accrued and will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties. At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 and paid $50,000 during the year ended March 31, 1998. As of March 31, 1998, the Company has an outstanding balance due to Interiors of $225,285. The Company recorded interest expense for the three months ended June 30, 1998 of $4,056 on this obligation.

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

On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the year ended March 31, 1998, the Company amortized $500,000 as deferred compensation and $150,501 for the three months ended June 30, 1998.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 7], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby $139,177 is due to the seller at June 30, 1998 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company has expensed $64,000 in accrued liabilities representing an estimate of compensation earned by the seller as a consequence of the two acquisitions made in March of 1998 by Interiors, Inc.

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock for each of the years of the contract at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the year ended March 31, 1998 amortized approximately $55,000 as compensation expense and $12,858 for the three months ended June 30, 1998.

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

On July 1, 1997, Artisan obtained an accounts receivable based line of credit for up to $600,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at June 30, 1998 was $600,000. At June 30, 1998, Artisan has an outstanding balance of $441,028. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. The Company is not in violation of any covenants of the loan. Interest expense for the three months ended June 30, 1998 was $7,312.

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

                                    DECOR GROUP, INC.




Date: August 13, 1998               By:/s/ Dennis D'Amore
                                        Dennis D'Amore,
                                        President and Chief Financial Officer