Form 10QSB
period 1998-12-31
DECOR GROUP INC
filed 1999-02-16
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the nine months ended   December 31, 1998    Commission File Number 0-28960

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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of December 31, 1998 there were 1,959,166 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                  Page to Page

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of December 31, 1998 [Unaudited]..... 1 .... 2

   Consolidated Statements of Operations for the three and nine months ended December 31, 1998 and 1997 [Unaudited]........................3 ....

   Consolidated Statements of Stockholders' Equity for the nine months ended December 31, 1998 [Unaudited]..........................4 ....

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 1998 and 1997 [Unaudited] ............................ 5 .... 6

   Notes to Consolidated Financial Statements......................... 7 ....18

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................... 19 ....24

Signature............................................................ 25.......




                        . . . . . . . . . . . . . . . . . .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable [Net of Allowance of $150,223]                    $   509,499
  Loan - Related Party                                                      196,259
  Non-Trade Receivable                                                       47,499
  Inventories [Net of Allowance of $76,640]                                 621,968
  Prepaid Expenses and Other Current Assets                                 112,582
  Loan Receivable - Windsor Art                                             300,000
                                                                        -----------

  Total Current Assets                                                    1,787,807

Property and Equipment [Net of Accumulated Depreciation of $478,254]         80,625
                                                                        -----------

Other Assets:
  Goodwill [Net of Accumulated Amortization of $224,273]                  1,603,033
  Other Assets                                                               20,078
                                                                        -----------

  Total Other Assets                                                      1,623,111

  Total Assets                                                          $ 3,491,543
                                                                        ===========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.




DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                                        $    52,063
  Accounts Payable and Accrued Expenses                                     517,390
  Accounts Payable - Related Party                                          125,000
  Accrued Indemnification - Interiors                                       300,000
  Due to Stockholders                                                       292,785
  Accrued Compensation and Benefits - Former Officer                         93,520
  Accrued Costs for Restructuring                                           645,000
  Line of Credit                                                            783,351
  Current Portion of Long-Term Debt                                         117,437
  Notes Payable - Interiors                                                 400,000
                                                                        -----------

  Total Current Liabilities                                               3,326,546

Long-Term Debt                                                              513,426

  Total Liabilities                                                       3,839,972

Commitments and Contingencies [7]                                                --

Stockholders' Equity [Deficit]:
  Preferred  Stock,  $.0001 Par Value Per Share,
   35,000,000  Blank Check Shares Authorized of
   which 5,000,000 are Convertible  Non-Voting
   Series A - 250,000 Shares Issued and Outstanding;
   20,000,000  Non-Convertible Voting Series B -
   20,000,000 Shares Issued and Outstanding;
   10,000,000 Convertible Non-Voting Series C -
   54,934 Issued and Outstanding                                              2,030

  Additional Paid-in Capital - Preferred Stock                            2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   1,959,166 Issued and Outstanding                                             196

  Additional Paid-in Capital - Common Stock                               4,186,732

  Accumulated Deficit                                                    (6,884,216)

  Deferred Compensation                                                     (77,141)

  Total Stockholders' Equity [Deficit]                                     (348,429)

  Total Liabilities and Stockholders' Equity [Deficit]                  $ 3,491,543
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                  Three months ended          Nine months ended
                                     December 31,               December 31,
                                     ------------               ------------
                                   1 9 9 8      1 9 9 7       1 9 9 8    1 9 9 7
                                   -------      -------       -------    -------

Revenues                        $1,194,518   $ 1,193,892   $3,520,313  $3,797,334

Cost of Revenues                   663,625       574,452    1,949,719   1,894,228
                                ----------   -----------   ----------  ----------

  Gross Profit                     530,893       619,440    1,570,594   1,903,106
                                ----------   -----------   ----------  ----------

Selling, General and Administrative
  Expenses:
  Selling Expense                  330,502       366,171      952,868   1,064,142
  General and Administrative
      Expense                      261,715       658,568    1,199,545   2,335,761
  Consulting Services - Related
      Party                             --            --      125,000          --
  Bad Debt Writeoff - Related
      Party                             --            --      193,661          --
  Indemnification Expense - Related
   Party                                --            --      300,000          --
  Compensation Expense - Related
   Party                                --            --      100,000          --
                                ----------   -----------   ----------  ----------

  Total Selling, General and
   Administrative Expenses         592,217     1,024,739    2,871,074   3,399,903
                                ----------   -----------   ----------  ----------

  [Loss] from Operations           (61,324)     (405,299)  (1,300,480) (1,496,797)
                                ----------   -----------   ----------  ----------

Other Income [Expense]:
  Net Miscellaneous
      Income/Expense                 1,433       (26,379)       9,662       4,773
  Interest Expense                 (36,835)      (26,034)     (88,118)    (61,217)
  Interest Expense - Related
      Party                         (6,170)       (5,561)     (11,935)    (16,425)
  Loss on Sale of Investment in
   Related Party                        --            --           --  (1,112,873)
                                ----------   -----------   ----------  ----------

  Other [Expense] - Net            (41,572)      (58,064)     (90,391) (1,185,742)
                                ----------   -----------   ----------  ----------

  [Loss] Before Provision for
   Income Taxes                   (102,896)     (463,363)  (1,390,871) (2,682,539)

Provision for Income Taxes           3,330         8,241       10,566       9,337
                                ----------   -----------   ----------  ----------

  Net [Loss]                    $ (106,226)  $  (471,604)  $(1,401,437)$(2,691,876)
                                ==========   ===========   =========== ===========

  [Loss] Per Share              $     (.05)  $      (.28)  $     (.72) $    (1.57)
                                ==========   ===========   ==========  ==========

  Number of Common Shares        1,959,166     1,709,176    1,959,166   1,709,176
                                ==========   ===========   ==========  ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         3


DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------




                                 Preferred Stock               Common Stock                               Unrealized   Total
                                             Additional                  Additional                         HoldingStockholders'
                                               Paid-in                     Paid-in  Accumulated Deferred    Loss on   Equity
                           Shares    Amount    Capital   Shares   Amount   Capital    Deficit CompensationInvestment [Deficit]



  Balance - April 1, 1998  20,304,934 $ 2,030 $2,423,970  1,759,166 $  176  $4,142,752 $(5,482,779) $(436,882) $     --  $ 649,267

Amortization of Deferred
  Compensation                     --      --         --         --     --          --          --    359,741        --    359,741

Stock Issued for Service           --      --         --    200,000     20      43,980          --         --        --     44,000

Net [Loss] for the Nine months
  ended December 31, 1998          --      --         --         --     --          --  (1,401,437)        --        -- (1,401,437)
                           ---------- ------- ----------  --------- ------  ---------- -----------  ---------  --------  ---------

  Balance - December 31,
      1998                 20,304,934 $ 2,030 $2,423,970  1,959,166 $  196  $4,186,732 $(6,884,216) $ (77,141) $     --  $(348,429)
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


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                               4

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                December 31,
                                                             1 9 9 8      1 9 9 7
                                                             -------      -------
Operating Activities:
  Net [Loss]                                              $(1,401,437) $(2,691,876)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accounts Payable - Related Party                           125,000           --
   Bad Debt Expense - Related Party                           193,661           --
   Amortization of Deferred Compensation                      359,741      400,000
   Bad Debt Expense                                                --       38,980
   Depreciation                                                36,330       29,938
   Amortization of Intangibles                                 67,493       85,983
   Accrual for Returns and Allowances                         (10,752)          --
   Stock Issued for Services Performed                         43,980       17,500
   Loss on Sale of Investment in Related Party                     --    1,112,873
   Accrued Interest Payable - Related Party                        --       16,425

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                               37,947      289,203
     Accounts Receivable - Interiors                          (80,006)     (41,478)
     Inventory                                                (35,015)      76,014
     Other Assets                                                  --      (47,231)
     Accrued Costs for Restructuring                               --      230,375
     Accrued Acquisition Costs                                     --     (284,999)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                   (349,100)    (166,682)
     Accrued Settlement - Former Officer                      (67,502)     184,916
     Accrued Indemnification - Related Party                  300,000           --
     Accrued Compensation Expense - Related Party             100,000           --
                                                           ----------   ----------

  Net Cash - Operating Activities - Forward                  (679,660)    (750,059)
                                                           ----------   ----------

Investing Activities:
  Cash Paid for Acquisition of Artisan House                       --           --
  Purchase of Property and Equipment                          (19,834)     (16,118)
  Other Assets                                                 (3,149)     (19,802)
  Proceeds from Sale of Investment in Related Party                --      487,127
                                                           ----------   ----------

  Net Cash - Investing Activities - Forward                   (22,983)     451,207
                                                           ----------   ----------

Financing Activities:
  Issuance of Stock                                                20           --
  Proceeds from Line of Credit                                519,923       80,367
  Loan from Stockholder                                        67,500      252,416
  Payment of Stockholder Loans                                (87,119)    (180,991)
  Loan to Related Party - Windsor Art                        (300,000)          --
  Loan from Related Party - Interiors                         400,000           --
                                                           ----------   ----------

  Net Cash - Financing Activities - Forward                $  600,324   $  151,792

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         5

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                December 31,
                                                             1 9 9 8      1 9 9 7
                                                             -------      -------

  Net Cash - Operating Activities - Forwarded              $ (679,660) $ (750,059)

  Net Cash - Investing Activities - Forwarded                 (22,983)    451,207

  Net Cash - Financing Activities - Forwarded                 600,324     151,792
                                                           ----------  ----------

  Net [Decrease] in Cash                                     (102,319)   (147,060)

Cash - Beginning of Periods                                    50,256     169,508
                                                           ----------  ----------

  Cash - End of Periods                                    $  (52,063) $   22,448
                                                           ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   88,118  $   61,217
   Income Taxes                                            $   10,566  $    9,337




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

[C] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 1998.

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

[H] Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the nine months ended December 31, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for three reverse stock split in October of 1997.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------




[1] Summary of Significant Accounting Policies [Continued]

[I] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At December 31, 1998, the Company had no cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of approximately $150,000 for the nine months ended December 31, 1998 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral to support financial instruments subject to credit risk.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------


[3] Inventories

The components of inventory as of December 31, 1998 were as follows:

Raw Materials                           $  237,297
Work-in Process                            229,340
Finished Goods                             155,331
                                        ----------

  Totals                                $  621,968
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

The outstanding balance at December 31, 1998 was $292,785 consisting of $116,435 in advances and $176,350 in management fees.

[C] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998.
Interest expense for the nine months ended December 31, 1998 was $3,915.

[D] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. The Company wrote off the $193,661 balance of accounts receivable due from Interiors on June 30, 1998, in exchange for product marketing and merchandising cost being incurred by the related party on behalf of the Company. As of December 31, 1998, the balance due was $196,259.

[5] Property and Equipment

Property and equipment as of December 31, 1998 consisted of the following:

Machinery and Equipment                 $  175,862
Leasehold Improvements                     166,715
Furniture and Fixtures                     150,244
Office and Computer Equipment               66,058
                                        ----------

Total - At Cost                            558,879
Less: Accumulated Depreciation            (478,254)

  Net                                   $   80,625
  ---                                   ==========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[5] Property and Equipment [Continued]

Depreciation expense was approximately $36,330 and $29,938, respectively for the nine months ended December 31, 1998 and 1997.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 66,666 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of December 31, 1998, Interiors, Inc. owned approximately 67% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock [See Note 15A - Pending Merger].

[7] Commitments and Contingencies

[A] Employment Agreement - Seller - On October 30, 1997, the Seller's employment agreement dated November 18, 1996 was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. In December of 1997, the seller exercised options for 50,000 shares of common stock. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the year ended March 31, 1998, the Company amortized $500,000 as deferred compensation and amortized $321,167 for the nine months ended December 31, 1998.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 9], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby $139,177 is outstanding at June 30, 1998 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company has expensed $64,000 in accrued liabilities representing an estimate of compensation earned by the seller as a consequence of the two acquisitions already made by Interiors, Inc. in March of 1998. The Company also expensed $100,000 which is an adequate estimate of compensation due the seller resulting from a July 1998 acquisition.

[B] Consulting Agreements - On January 1, 1997, the Company entered into a consulting agreement with a Director of the Company to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. The Company has agreed to pay $150,000 over three [3] years. At December 31, 1998, the Company accrued $50,000 to the director as monies due upon his resignation.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[7] Commitments and Contingencies [Continued]

[C] Line of Credit - On September 15,1998, Artisan increased its line of credit from $600,000 to $950,000. The asset based loan is secured by accounts receivable, inventory and a $100,000 promissory note. The interest on the loan is prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at December 31, 1998 was $736,000 and the outstanding balance at that date was $689,471. The $100,000 note is to be repaid in twenty equal installments of $5,000 commencing January 5, 1999. The line of credit was renewed for an additional year on June 30, 1998 and expires June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. The Company is not in violation of any of the covenants of the loan. Interest expense for the nine months ended December 31, 1998 was $47,076.

[D] Leases - The Company leases manufacturing and office space in California from the seller of Artisan. This operating lease, which expires November 30, 2001 is for Artisan's operations. The lease provides for additional rent based on increases in the Consumer Price Index [See Note 11 - Restructuring Plan].

Future minimum lease payments under all operating leases are as follows at December 31, 1998:

Twelve months ended
  December 31,
     1999                           $ 250,152
     2000                             252,386
     2001                             216,966
     2002                              44,220
     Thereafter                        58,960
                                    ---------

     Total                          $ 822,684
     -----                          =========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 2004 and the San Francisco lease expires in July of 2001. The current monthly lease payments are $3,126 for High Point and $1,465 for San Francisco.

[E] Employment Agreement - President/Chief Financial Officer - On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the year ended March 31, 1998, the Company amortized $54,285 as compensation expense. The Company amortized $12,858 as compensation expense for each of the quarters ended June 30 and September 30, and December 31,1998. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

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

[8] Debt
                                       December 31,
                                          1 9 9 8

Acquisition Loan                        $  649,097
Less:  Discount                             30,867
                                        ----------

Total                                      618,230
Less: Current Portion of Long-Term Debt    117,437

  Long-Term Portion                     $  500,793
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Twelve months ended
  December 31,
      1999                    $ 135,302
      2000                      146,532
      2001                      158,695
      2002                      177,701
      Thereafter                     --
                              ---------

      Total                   $ 618,230
      -----                   =========

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,989 bearing interest at 8% with a final payment of $150,000 at maturity. The note is collateralized by a second interest on all assets of the Company. The non-interest bearing portion for the $150,000 was discounted at 8%. The amortization on this discount for the nine months ended December 31, 1998 was approximately $7,508 and has been amortized as interest expense. Interest expense for the nine months ended December 31, 1998 was $31,276 on the note payable.

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

The Company entered into an arbitration with the seller concerning various financial compensation claims on October 29, 1998. A settlement was reached in January 1999, that proves for (i) payment of a finders fee on companies purchased by Interiors, (ii) the removal of the restrictive legend on the stock issued pursuant to a H. Goldman exercise of options in 1997 and (iii) the issuance of stock due in 1998.

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

[11] Restructuring Plan

In September of 1997, the Company commenced and approved an exit plan to satisfy its various investor constituencies by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Such efforts have included the retention of various advisors and analysis by management to improve the manufacturing and administrative operations of the Company. The Company is concentrating on strategies for growth through improved competitiveness, quality and effectiveness. In order for the restructure plan to be completed successfully, Artisan will begin moving into the facilities of an Interior subsidiary Troy Lighting, Inc. and operationally merge into that company in March 1999.

As of December 31, 1998, Artisan House will be moving to another location and operationally merge into a subsidiary of Interiors by February 1999.

Management believes that the restructuring costs and charges for the cost of shutting down the current operations are approximately $20,000 and the projected remaining lease obligations on the current premises are $645,000. The restructuring reserve through December 1997 had included an offset for sublease income. However, since there has not been any successful commitment in this endeavor since September of 1997, management has decided to increase the reserve by approximately $435,000. This had represented management's previous estimate of attainable sublease income for the remaining term of 35 months, and leasehold improvements..

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------



[12] Income Taxes [Continued]

The major components of deferred income tax assets and liabilities as of March 31, 1998 are as follows:

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. Compensation expense has been recognized for the Company's stock-based compensation in the amount of $359,741 and $400,000 for the nine months ended December 31, 1998 and 1997. The exercise price for all stock options issued to employees during fiscal years 1998 and 1997 were below the market price of the Company's stock at the date of grant.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------


[13] Stock Options [Continued]

A summary of the activity under the plan is as follows:
                                                             Weighted
                                                 Weighted     Average
                                                  Average    Remaining
                                                 Exercise   Contractual
                                       Shares      Price       Life

  Outstanding - April 1, 1996                -- $      --
  ---------------------------

Granted                                 125,000     .0001
Exercised                               (15,000)    .0001
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - March 31, 1997          110,000     .0001     4 Years
  ----------------------------                               ========

Granted                                  20,000     .0003
Exercised                               (50,000)    .0001
Forfeited/Expired                            --        --
                                     ---------- ---------

  Outstanding - March 31, 1998           80,000 $   .0002
  ----------------------------       ========== =========

  Exercisable - March 31, 1998           52,000     .0001     3 Years
  ----------------------------       ========== =========    ========

  Exercisable - December 31, 1998        56,000     .0001
  -------------------------------    ========== =========

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

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of December 31, 1998, Interiors, Inc. owned approximately 67% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

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

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the nine months ended December 31, 1998 of $3,520,313 and $1,949,719, respectively. This represents Artisan's sales and cost of sales transactions for the period then ended which resulted in a gross profit of $1,570,594 to the Company.

The Company had selling, general and administrative expenses for the nine months ended December 31, 1998 of $2,871,074 of which $1,676,511 represented Artisan's expenses for the period then ended. The selling, general and administrative expenses of the Company for the nine months include three related party transactions with Interiors: $125,000 was accrued for consulting services, a bad debt writeoff of $193,661 was recorded on June 30, 1998, and indemnification of a loan from United Credit Corp. to Lance Corporation was recorded in the amount of $300,000 as of September 30, 1998.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



RESULTS OF OPERATIONS [CONTINUED]

For the nine months ended December 31, 1998, Artisan had an operating loss of $105,917 after a bad debt write-off of $193,661. Management believes that for the year ended March 31, 1999, the Company can reduce its losses by increasing its gross profit by approximately $300,000, and by reducing operating expenses by approximately $600,000. A reduction of manpower and operating expenses related to the Company's administrative and sales functions is currently being implemented. The process will continue throughout the year in conjunction with the Company's anticipated relocation to the facilities of Troy Lighting, Inc. metal lighting fixtures manufacturing business. Management believes that in fiscal 2000 by outsourcing its products to vendors outside the United States an improved gross profit can be achieved. In addition, the recent minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Artisan House is currently in negotiations with two vendors to pursue this plan.

Management also believes that in fiscal 1999, administrative and sales expenses can be decreased by the installation of a new computer system and merging the administrative and sales functions with those of Troy Lighting, Inc.

Management believes the planned restructuring and relocation of its headquarters and manufacturing operations, together with the subletting of its present facilities, will occur by March 1999 in conjunction with space that will be made available to it as a result of Interiors, Inc.'s acquisition of Troy Lighting, Inc.

In September of 1997, the Company commenced and approved an exit plan to satisfy its various investor constituencies by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Such efforts have included the retention of various advisors and analysis by management, to improve the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Essential to the success of the restructuring plan was Interiors acquisition of Troy Lighting, Inc., providing the opportunity for Artisan House to move its facility and improve the manufacturing process.

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

The Company incurred a net loss of $1,401,437 for the nine months ended December 31, 1998 of which Artisan House had a loss of $139,152 after a bad debt write-off of $193,661 and Decor incurred a loss of $1,262,285.

The Company's auditors rendered a going concern report as of March 31, 1998 as the Company has suffered recurring losses from operations.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, Decor had a working capital deficit of $1,538,739. For the nine months ended December 31, 1998, the Company used $679,660 for operating activities, utilized $22,983 for investing activities and generated $600,324 from financing activities. The cash balance at December 31, 1998 was $(52,063). Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

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

On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The management fee of $90,000 has been accrued and will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties. At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 and paid $50,000 during the year ended March 31, 1998. As of March 31, 1998, the Company has an outstanding balance due to Interiors of $225,285. The Company recorded interest expense for the nine months ended December 31, 1998 of $11,935 on this obligation.

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

On October 30, 1996, the Seller's employment agreement was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. The Company recorded deferred compensation cost for the fair value of options in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the year ended March 31, 1998, the Company amortized $500,000 as deferred compensation and $321,167 for each of the three months ended June 30, 1998, September 30, 1998 and December 31, 1998.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 7], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby $139,177 is outstanding at June 30, 1998 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company has expensed $64,000 in accrued liabilities representing an estimate of compensation earned by the seller as a consequence of the two acquisitions made in March of 1998 by Interiors, Inc.

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock for each of the years of the contract at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the year ended March 31, 1998 amortized approximately $55,000 as compensation expense and $38,574 for the nine months ended December 31, 1998.

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

The Company entered into an arbitration with the seller concerning various financial compensation claims on October 29, 1998. A settlement was reached in January 1999, that proves for (i) payment of a finders fee on companies purchased by Interiors, (ii) the removal of the restrictive legend on the stock issued pursuant to a H. Goldman exercise of options in 1997 and (iii) the issuance of stock due in 1998.

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

The Company expects to spend the necessary funds through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 ["Y2K"] and beyond. The Company will install both new hardware and software that is Y2K compliant. The hardware will be purchased and installed in the first quarter of 1999, the software implementation will encompass financial, customer service and distribution and manufacturing. At this time, the Company believes that there will be no disruption of their business. The funding for the project will be coordinated with the Interior Companies and is expected to have no material effect on its financial position or results of operations.

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

                                    DECOR GROUP, INC.




Date: February 15, 1999             By: /s/ Dennis D'Amore
                                       ---------------------------------------
                                        Dennis D'Amore,
                                        President and Chief Financial Officer