Form 10KSB
period 1999-03-31
DECOR GROUP INC
filed 1999-07-09
CIK 1016393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              REPORT ON FORM 10-KSB

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended March 31, 1999.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Issuer's revenues for its most recent fiscal year were $4,943,837

The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of June 22, 1999, was approximately $753,000.

Number of shares outstanding of the Issuer's Common Stock as of June 22, 1999, was 2,009,166 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:


             Registrant's definitive proxy statement to be filed.

                                     PART I

Item 1.  BUSINESS.

         This Annual Report on Form 10-KSB and the documents incorporated herein by reference of Decor Group, Inc. contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry , management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any such forward- looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflects management's analysis only as of the date hereof.

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

         As a result of the Artisan House Acquisition, the Company, through AHI, is engaged in designing, manufacturing and marketing of metal wall-mounted, tabletop and freestanding sculptures. The primary goal of AHI is to supply a broad spectrum of design driven sculpture and decorative accessories at moderate prices. AHI markets its products through a network of independent commissioned sales representatives, as well as through strategically located showrooms servicing the home furnishing and decorative accessory industries. AHI maintains showrooms located in High Point, North Carolina and San Francisco, California.

         Typical customers of AHI include fine furniture stores, interior decorators, Sears and Montgomery Wards, large furniture chains such as Wickes, and catalogue houses such as Parke-Bell. For the fiscal year ended March 31, 1999, sales to Sears, Montgomery Wards, Parke-Bell and Wickes represented 7.3%, 7.2%, 7.2% and 2.3% respectively, of AHI's total sales.

         The Company believes that the home furnishing and decorative accessory supply industry will consolidate as major retailers attempt to increase their "single-sourcing" in order to reduce distribution and related expenses. Initially, the Company's objective was to capitalize on the fragmented nature of the supply side of the home decorative accessory industry and the consolidation of such industry by acquiring manufacturers and distributors of art-related decorative accessories. The Company still believes this is the preferred way to proceed in the industry as a whole, but believes this can best be accomplished by merging the Company with and into Interiors, Inc., an affiliated Delaware corporation ("Interiors") with Interiors remaining as the survivor (the "Merger"). To accomplish that goal the Company began discussions with Interiors in the fall of 1997 that resulted in both companies entering into an agreement and plan of merger dated April 20, 1998 as amended on April 21, 1998 (together "the Merger Agreement") pursuant to which Interiors will offer .5 shares of Interiors Class A common stock for each share of common stock of the Company. The Company's classes of convertible preferred stock will be treated as if converted to common stock of the Company in accordance with their terms of conversion; provided, however, that the 20,000,000 shares of Class B Preferred Stock of the Company owned by Interiors will be cancelled without exchange and without any other consideration at the closing of the Merger. The Merger requires approval of the stockholders of the Company, and the Company is cooperating with Interiors in the preparation of a Registration Statement on Form S-4 to be distributed to the Company's stockholders in connection with a special meeting of stockholders not yet scheduled. There can be no assurance that the Merger will be completed and that the Company will recognize the anticipated benefits that will flow therefrom. Within the terms of the merger agreement, the period for effecting the contemplated merger has expired, however, the parties are in continuing discussions with respect to the proposed merger.

         On November 18, 1996, the Company completed an initial public offering (the "IPO") pursuant to which the Company sold 345,000 shares of Common Stock to the public at $10 per share. The proceeds from the IPO were used primarily to close on the Artisan House Acquisition and to repay certain indebtedness of the Company. The Company's shares of Common Stock trade on the NASD OTC Bulletin Board and on June 22, 1999 the closing bid price for the shares was $.375 per share.

        On May 6, 1997 the Company filed an application with The Nasdaq Stock Market, Inc. for initial listing of the Company's Common Stock and Class A Common Stock Purchase Warrants. The Company's application has been withdrawn.

         The Company's executive offices are located at 320 Washington Street, Mt. Vernon, New York 10553, and the offices of AHI are located at 14625 East Clark Street, City of Industry, California 91745.

Manufacturing

         AHI manufactures substantially all of its sculptures and decorative pieces at its facility in City of Industry, California. Virtually all of the products are made of assorted metals, such as brass, bronze, steel and aluminum which are then formed and hand finished. Manufacturing operations include the use of customized proprietary metal fabrication equipment and tools, jigs and dies especially created for AHI. Production also includes finishing, which involves hand painting and toning, and a finishing process which uses proprietary techniques which AHI believes substantially improves the appearance of the product.

         AHI maintains an inventory of various metal such as brass, bronze and stainless steel and other materials for use in its manufacturing processes. AHI's tool and die inventory allows for the manufacturing of a broad range of designs. These tools can be used to produce hundreds of styles of decorative wall sculptures.

         No single outside manufacturer supplies more than 10% of AHI's raw materials except McDonald Packaging which supplies 12.7% (packaging) and Industrias Montoya which supplies 18.4% (raw components) and AHI's management is not aware at this time of any product or manufacturer which AHI cannot replace with a comparable product from an alternative manufacturer.

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

License Agreements

         AHI currently manufacturers products pursuant to license agreements for
(i) the cartoon character, "Betty Boop", (ii) the movie classic, "Casablanca" and (iii) the "Nipper Dog" (the RCA dog). The "Betty Boop", "Casablanca," and "Nipper Dog" licenses terminate on December 31, 1999, December 31, 1999, and April 30, 1999, respectively.

         On September 24, 1996, Artisan entered into a license agreement with Warner Bros., a division of Time Warner Entertainment Company, L.P., pursuant to which Artisan was granted the non-exclusive right to produce a number of Warner Bros. "Looney Tunes" cartoon characters, including, but not limited to, Bugs Bunny, Sylvester, Tweety, Porky Pig, Road Runner, Daffy Duck, Tasmanian Devil and Yosemite Sam. The license was renewed and now terminates on December 31, 2000.

         Generally, all of the license agreements are non-exclusive, permit sales in the United States and require AHI to make periodic royalty payments based upon revenues from the sale of licensed works.

Marketing

         AHI markets its products through a network of independent commissioned sales representatives. Domestically, AHI has, as of June 1, 1999, 34 commissioned sales representatives. Internationally, AHI has distributors in Taiwan, Australia, the United Kingdom, Belgium and Holland. In addition, AHI has non-exclusive representation in the Middle East, and parts of Europe. AHI has permanent showrooms located in High Point, North Carolina and San Francisco, California. These showrooms are strategically located in an effort to efficiently service the home furnishing and decorative accessory industries.

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

         The suppliers for those decorative accessory products which are not manufactured by AHI include items such as marble, glass, mirror, and wood. AHI does not currently purchase more than 10% of any of these products from any one outside supplier except McDonald Packaging which supplies 12.7% (packaging) and Industrias Montoya which supplies 18.4% (raw components).

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

Copyright Protection

         The Company has been granted and currently maintains over 1,038 copyrights on written and visual product designs for metal wall hangings and free-standing sculptures, from the United States Copyright Office.

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

Employees

         As of June 24, 1999, the Company had a total of 71 full-time employees, 12 of whom are engaged in performing administrative functions, and 59 of whom are engaged in manufacturing and shipping. The Company and its employees are not parties to any collective bargaining agreements. The Company believes its relationship with all of its personnel is good.

Item 2.  PROPERTIES.

         The Company has its principal executive offices at 320 Washington Street, Mt. Vernon, New York, 10553 where the Company has sub-leased approximately 3,500 square feet of administrative offices from Interiors, Inc., a stockholder of the Company. AHI's principal offices, manufacturing and ware housing facilities are located at 14625 East Clark Street, City of Industry, California 91745. On November 18, 1996, AHI had entered into a five (5) year lease with Henry Goldman, formerly President and Chief Executive Officer of AHI, for a Los Angeles facility. The lease is for approximately 33,000 square feet and requires a monthly rent payment of $14,203.

         In March of 1999, AHI relocated its operations from Los Angeles to its current City of Industry location. Commencing in April of 1999, the Company will incur approximately $20,000 per month to a subsidiary of Interiors for building and facility costs as a result of the March facility relocation.

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

         The following table indicates the high and low bid prices for the Company's Common Stock for the period from November 12, 1996 to December 31, 1996, fourth quarter 1997 and from April 1, 1998 to March 30, 1999 based upon information supplied by the Nasdaq OTC Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods.

                                               Common Stock*

                                        High                    Low

November 12, 1996 though
December 31, 1996                      $18.00                $ 5.375
Fourth Quarter, 1997                   $6.875                $ 2.125
First Quarter, 1998                    $ 4.50                $  .375
Second Quarter, 1998                   $ 1.00                $   .60
Third Quarter, 1998                    $  .80                $   .35
Fourth Quarter, 1998                   $  .80                $  .375
First Quarter, 1999                    $ 1.50                $   .38

* Prices for the period after December 16, 1996 reflect the Company's 3- for- 1 stock split and the subsequent 1 for 3 reverse stock split in October 1997.

      On June 22, 1999, the final quoted price as reported by The NASD OTC Bulletin Board was $.375 for the Common Stock. As of June 22, 1999, there were 2,009,166 shares of Common Stock outstanding, held of record by approximately 73 record holders and approximately 1,400 beneficial owners.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Decor Group, Inc. [the "Company" or "Decor"], and actual events or results may differ materially. In evaluating such statements, stockholders and investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Decor Group, Inc. [the "Company" or "Decor"] was formed in March of 1996. The primary activities of Decor prior to the $3,700,000 acquisition of Artisan House, Inc. ["Artisan"] on November 18, 1996, was investing and financing activities. Artisan is engaged in the design, manufacturing and marketing of metal wall-mounted, tabletop and freestanding sculptures.

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 200,000 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Notes 4]. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of March 31, 1999, Interiors, Inc. owned approximately 90% of the total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

On April 21, 1998, the Company entered into a merger agreement with Interiors, Inc. ["Interiors"] whereby each of the issued and outstanding shares of Decor common stock shall be converted into the right to receive a one half share [the "Exchange Ratio"] of validly issued, fully paid and nonassessable shares of Class A common stock of Interiors. The Company has received a fairness opinion of a qualified investment banking firm, to the effect that, the Exchange Ratio for the conversion of Decor common stock into Interiors' Class A common stock is fair from a financial point of view to holders of shares of Decor common stock. All options and warrants outstanding for Decor common stock will be subject to the same Exchange Ratio for Interiors' Class A common stock. This merger has not been finalized as of June 23, 1999.

Pursuant to the merger agreement, the outstanding Decor Series A preferred stock will be converted into Decor common stock and the Decor Series B nonconvertible preferred stock will be canceled. If the agreement is terminated by Decor, Decor is required to pay a $250,000 termination fee to Interiors subject to certain conditions. Within the terms of the merger agreement, the period for effecting the contemplated merger has expired, however, the parties are in continuing discussions with respect to the proposed merger. The Company has not accrued the $250,000 termination fee.

The financial statements consolidated the results of Artisan House with the Company commencing November 18, 1996, the date of acquisition.

RESULTS OF OPERATIONS - MARCH 31, 1999

The Company had revenues and cost of revenues for the year ended March 31, 1999 of $4,943,837 and $3,361,253, respectively. This represents Artisan's sales and cost of sales transactions for the year then ended which resulted in a gross profit of $1,582,584 to the Company.

Revenue reduction is attributable to the move from the old facility to the City of Industry location. The gross profit decrease is due largely to an effort to reduce the inventory prior to the move in March 1999 and the made to order manufacturing system installed at Artisan House. The Company believes it will be able to improve its revenues in fiscal 2000 by a forecasted volume increase and to also improve its gross profit in fiscal 2000 by the sharing of manufacturing expenses with Troy Lighting, an Interior's subsidiary, and the improved efficiency of the new Troy facility with the reduction in factory personnel.

The Company had selling, general and administrative expenses for the year ended March 31, 1999 of $4,164,874 of which approximately $2,957,000 represented
Artisan's expenses for the year then ended. The selling, general and administrative expenses of the Company for the year ended March 31, 1999 include four related party transactions with Interiors: $215,000 was recorded for consulting and management services, $193,661 was recorded for marketing and merchandising costs, a $300,000 indemnification expense was recorded for a loan from United Credit Corp. to Lance Corporation on September 30, 1998 and a finders fee of $119,000 was paid Henry Goldman, the former owner of AHI.

For the year ended March 31, 1999, Artisan had an operating loss of $1,369,238 which includes a write-down of goodwill of $826,469. For the year ended March 31, 1999, the Company reduced its operating expenses by approximately $1,319,000. A reduction of manpower and operating expenses related to the Company's administrative and sales functions was implemented in fiscal 1999. The cost reduction process should continue throughout 1999 in conjunction with the Company's relocation to the facilities of Troy Lighting, Inc. in March 1999. Management believes that in fiscal 2000 by outsourcing its products to vendors outside the United States an improved gross profit can be achieved. In addition, the minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Artisan House has placed its first containerload order with a foreign vendor who will deliver packaged, ready-to-sell versions of several of Artisan's existing line of products, the result of which is to reduce costs on the items affected by between 32% and 43%. Should the quality and delivery be acceptable, Artisan will expand this outsourcing process to additional items and reduce the cost of goods sold further.

Management believes that in fiscal 2000, administrative and sales expenses can be decreased by the installation of a new computer system and merging the administrative and sales functions with those of entities acquired by Interiors, Inc. The restructuring and relocation of the Company's headquarters and manufacturing operations that occurred in March 1999 is the result of Interiors, Inc.'s acquisition of various companies.

The Company incurred a net loss of $2,698,220 for the year ended March 31, 1999 of which Artisan House had a net loss of approximately $1,300,000 and Decor incurred a net loss of approximately $1,400,000. The net loss included noncash expenses of approximately $1,800,000.

The Company's auditors rendered a going concern report as of March 31, 1999 as the Company has suffered recurring losses from operations.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1999

At March 31, 1999, Decor had a working capital deficit of $2,010,712. For the year ended March 31, 1999, the Company used $297,393 for operating activities, used $30,490 for investing activities and generated $278,127 from financing activities. The cash overdraft balance at March 31, 1999 was approximately $35,000. Management believes that its short and long-term cash requirements will be generated from operations in fiscal 2000 resulting from its forecasted improved gross profit and reduction of selling, general and administrative expenses.

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

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) a base annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the options in the year ended March 31, 1997. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $64,285, respectively, as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

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

On January 2, 1999, the officer received an additional 20,000 options under the employment agreement whereby the Company recorded compensation expense of $10,000 on January 2, 1999. The options vest immediately and are not available for exercise until January 2000 and will expire January 2005.

In March of 1999, the Company accrued a bonus of $35,000 to the President/Chief Financial Officer.

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

The Company entered into an arbitration with Goldman/CIDCOA concerning various financial compensation claims on October 29, 1998. A settlement was reached in January 1999, that provided for (i) payment of a finders fee of $119,000 on companies purchased by Interiors [See Notes 4A and 7A], (ii) the removal of the restrictive legend on the stock issued pursuant to H. Goldman exercise of options in 1997 and (iii) the issuance of stock due in 1998. Goldman/CIDCOA also withdrew their claims.

On September 15, 1998, Artisan obtained an increased accounts receivable based line of credit for up to $950,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The unborrowed amount available under the line of credit at March 31, 1999 was $85,545. At March 31, 1999, Artisan had an outstanding balance of $610,121. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense and collection and processing fees for the year ended March 31, 1999 was $61,736 and $8,831, respectively.

The line of credit includes a term loan originating in the amount of $100,000 as of September 30, 1998. Principal payments of $5,000 per month are due on the loan.

The Company is contingently liable as guarantor of the debts owed to the lender of the line of credit by related parties with aggregate indebtedness up to $14,400,000.

RESULTS OF OPERATIONS - MARCH 31, 1998

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

For the year ended March 31, 1998, Artisan had an operating loss of approximately $2,086,000. Management believed that for the year ended March 31, 1999, the Company could reduce its losses by increasing its gross profit by approximately $300,000, and by reducing operating expenses by approximately $600,000. A reduction of manpower and operating expenses related to the Company's administrative and sales functions was being implemented. The process continued throughout the year in conjunction with the Company's anticipated relocation to the facilities of an imminent Interiors, Inc. metal fabrication manufacturing business acquisition. Management believes that in fiscal 1999 by outsourcing its products to vendors outside the United States an improved gross profit can be achieved. In addition, the recent minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Artisan House is currently in negotiations with two vendors to pursue this plan.

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

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1998

At March 31, 1998, Decor had a working capital deficit of $578,263. For the year ended March 31, 1998, the Company used $54,100 for operating activities, generated $190,983 from investing activities and utilized $256,135 from financing activities. The cash balance at March 31, 1998 was $50,256. Management believed that in the next twelve months cash requirements would be met by cash provided from operations and the asset based line of credit. Management believes that its long-term cash needs will be provided by operations and additional debt and/or equity financing.

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

NEW AUTHORITATIVE PRONOUNCEMENTS

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American  Institute of Certified  Public  Accountants  issued
Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law.
   Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements.

Decor and Artisan House will employ the same computer system ["software"] as the group of Interiors companies.

Interior's has begun a full evaluation of its Year 2000 compliance needs with respect to its computer system and has authorized funding and contracted with a Year 2000 consulting service to meet those needs. The Company is currently in the process of restructuring its computer systems in order to prevent disruptions in operations involving the transition of dates from 1999 to 2000 and expects to be fully Year 2000 compliant by such time. If due to an unforseen circumstance, the Company cannot achieve complete Year 2000 compliance by the year 2000, the Company is prepared to institute temporary computer modifications which will allow it to transition from the year 1999 to the year 2000 with only minor disruptions. These disruptions are not anticipated to have any material effect on Company operations. Under a worst case scenario, however, system failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders, provide customers with products and services, or engage in similar normal business activity. The Company has not completed its assessment of potential Year 2000 related problems among third parties upon which it relies, including its suppliers and customers. Substantial business interruptions at key suppliers or major customers could have a material adverse effect on the Company.

Decor and Artisan House originally planned on having the computer system installed and in the process of being implemented by the third quarter of 1999. The rapid growth of Interiors has forced management to reevaluate the type of software necessary to satisfy a variety of company needs.

As Year 2000 preparations continue, the Company may discover additional Year 2000 problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Item 7.  CONSOLIDATED FINANCIAL STATEMENTS

   The financial statements and schedules are attached to this report beginning on page F-1.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                 Page to Page

Item 7. Consolidated Financial Statements:

   Independent Auditor's Report....................................F-1.....

   Consolidated Balance Sheet as of March 31, 1999.................F-2.....F-3

   Consolidated Statements of Operations for the years ended
   March 31, 1999 and 1998 ........................................F-4.....

   Consolidated Statements of Stockholders' Equity [Deficit]
   for the years ended March 31, 1999 and 1998.....................F-5.....

   Consolidated Statements of Cash Flows for the years
   ended March 31, 1999 and 1998 ..................................F-6.....F-7

   Notes to Consolidated Financial Statements......................F-8.....F-21




                  .   .   .   .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Decor Group, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheet of Decor Group, Inc. and its subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the two years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Decor Group, Inc. and its subsidiaries as of March 31, 1999, and the results of their operations, and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that Decor Group, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, Decor Group, Inc. and its subsidiaries suffered a loss from operations of $2,582,290 for the year ended March 31, 1999 and have a working capital deficit of $2,010,712 at March 31, 1999 that raise substantial doubt about Decor Group, Inc. and its subsidiaries' ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
June 12, 1999

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                              $       500
  Accounts Receivables - Net                                            511,072
  Due from Interiors [4C]                                               467,387
  Inventories - Net                                                     270,879
  Prepaid Expenses and Other Current Assets                              26,371
                                                                    -----------

  Total Current Assets                                                1,276,209

Property and Equipment - Net                                             59,094
                                                                    -----------

Other Assets:
  Goodwill - Net                                                        750,000
  Other Assets                                                           16,867
                                                                    -----------

  Total Other Assets                                                    766,867
                                                                    -----------

  Total Assets                                                      $ 2,102,170
                                                                    ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                                    $    35,751
  Accounts Payable and Accrued Expenses                                 503,589
  Accrued Compensation and Benefits - Former Officer                     72,997
  Accrued Indemnification - Interiors [4E]                              300,000
  Due to Interiors [4A]                                               1,079,494
  Interest Payable - Related Party                                       58,909
  Due to Stockholders                                                    43,500
  Accrued Costs for Restructuring                                       454,545
  Line of Credit                                                        610,121
  Current Portion of Long-Term Debt                                     128,015
                                                                    -----------

  Total Current Liabilities                                           3,286,921

Long-Term Debt                                                          429,030
                                                                    -----------

  Total Liabilities                                                   3,715,951
                                                                    -----------

Commitments and Contingencies [7]                                            --
                                                                    -----------

Stockholders' Equity [Deficit]:
  Preferred Stock, $.0001 Par Value Per Share,
   35,000,000  Blank Check Shares  Authorized of which
   5,000,000 are Convertible Non-Voting  Series A - 250,000
   Shares  Issued  and  Outstanding;  20,000,000 Non-Convertible
   Voting Series B - 20,000,000  Shares Issued and Outstanding;
   10,000,000 Convertible Non-Voting Series C - 54,934
   Issued and Outstanding                                                 2,030

  Additional Paid-in Capital - Preferred Stock                        2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000
   Shares, 2,009,166 Issued and Outstanding                                 201

  Additional Paid-in Capital - Common Stock                           4,196,732

  Accumulated Deficit                                                (8,180,999)

  Deferred Compensation                                                 (55,715)
                                                                    -----------

  Total Stockholders' Equity [Deficit]                               (1,613,781)
                                                                    -----------

  Total Liabilities and Stockholders' Equity [Deficit]              $ 2,102,170
                                                                    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                             Years ended
                                                               March 31,
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------

Revenues - Net                                         $ 4,943,837  $ 5,186,334

Cost of Revenues                                         3,361,253    3,167,620
                                                       -----------  -----------

  Gross Profit                                           1,582,584    2,018,714
                                                       -----------  -----------

Selling, General and Administrative
  Expenses:
  Administrative Expenses                                  808,594    1,981,184
  Selling Expense                                        1,320,983    1,493,911
  Amortization of Deferred Compensation [7A,7F]            381,167      554,285
  Restructuring Costs                                           --      645,000
  Write-off of Intangibles [2]                             826,469      537,046
  Management and Consulting Fees - Related Party [4A]      215,000       90,000
  Marketing Costs - Related Party [4C]                     193,661           --
  Indemnification Expense - Related Party [4E]             300,000           --
  Compensation Expense - Related Party [7A][9]             119,000       64,000
                                                       -----------  -----------

  Total Selling, General and Administrative Expenses     4,164,874    5,365,426
                                                       -----------  -----------

  [Loss] from Operations                                (2,582,290)  (3,346,712)
                                                       -----------  -----------

Other Income [Expense]:
  Loss on Sale of Investment in Related Party                   --   (1,112,873)
  Interest Income                                              563          --
  Miscellaneous Income                                      37,824       61,800
  Interest Expense                                        (130,002)     (39,410)
  Interest Expense - Related Party                         (24,315)     (90,038)
                                                       -----------  -----------

  Other [Expense] Income - Net                            (115,930)  (1,180,521)
                                                       -----------  -----------

  Net [Loss]                                           $(2,698,220) $(4,527,233)
                                                       ===========  ===========

Net [Loss] Per Common Share:
  Basic and Diluted                                    $     (1.37) $     (2.65)
                                                       ===========  ===========

Weighted Average Number of Common
  Shares Outstanding                                     1,967,499    1,708,343
                                                       ===========   ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------



                                 Preferred Stock               Common Stock                              Accumulated   Total
                                            Additional                 Additional                           Other  Stockholders'
                                              Paid-in                    Paid-in   Accumulated Deferred Comprehensive Equity
                            Shares   Amount   Capital    Shares  Amount  Capital     Deficit Compensation  Income    [Deficit]

 Balance - March 31, 1997  20,304,934 $2,030 $2,423,970 1,707,500 $171 $4,035,252 $  (955,546) $(991,167) $(787,400) $3,727,310

Issuance of Common Shares
 to Former Employee                --     --         --     1,666   --     17,500          --         --         --      17,500

Exercise of Options                --     --         --    50,000    5         --          --         --         --           5

Issuance of Options for
 20,000 Shares of Common
 Stock to President                --     --         --        --   --     90,000          --         --         --      90,000

Amortization of Deferred
 Compensation                      --     --         --        --   --         --          --    554,285         --     554,285
                                                                                                                      ---------

 Sub-Total                                                                                                            4,389,100
                                                                                                                     ----------

Comprehensive Income:
 Adjustment on Disposal of
  Securities Available for
  Sale                             --     --         --        --   --         --          --         --    787,400     787,400
 Net [Loss] for the year
  ended March 31, 1998             --     --         --        --   --         --  (4,527,233)        --         --  (4,527,233)
                             -------- ------   --------  -------- ----   --------  ----------  ---------  ---------  ----------

 Total Comprehensive Income                                                                                          (3,739,833)
                                                                                                                     ----------

 Balance - March 31, 1998  20,304,934  2,030  2,423,970 1,759,166  176  4,142,752  (5,482,779)  (436,882)        --     649,267

Issuance of Options for
 20,000 Shares of Common
 Stock to President                --     --         --        --   --     10,000          --         --         --      10,000

Exercise of Options                --     --         --    50,000    5         --          --         --         --           5

Amortization of Deferred
 Compensation                      --     --         --        --   --         --          --    381,167         --     381,167

Stock Issued for Service           --     --         --   200,000   20     43,980          --         --         --      44,000

Comprehensive Income:
 Net [Loss] for the year
  ended March 31, 1999             --     --         --        --   --         --  (2,698,220)        --         --  (2,698,220)
                           ---------- ------ ---------- --------- ---- ---------- -----------  ---------  --------- -----------

 Balance - March 31, 1999  20,304,934 $2,030 $2,423,970 2,009,166 $201 $4,196,732 $(8,180,999) $ (55,715) $      -- $(1,613,781)
                           ========== ====== ========== ========= ==== ========== ===========  =========  ========= ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                              Years ended
                                                               March 31,
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------
Operating Activities:
  Net [Loss]                                           $(2,698,220) $(4,527,233)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Loss on Sale of Investment in Related Party                  --    1,112,873
   Write-off of Intangibles                                826,469      537,046
   Amortization of Deferred Compensation                   381,167      554,285
   Accrued Management and Consulting Fees - Related
    Party [4A]                                             215,000       90,000
   Accrued Marketing Costs - Related Party [4C]            193,661           --
   Bad Debt Expense                                             --      208,366
   Amortization of Intangibles                              94,057      126,988
   Depreciation                                             68,517       43,250
   Net Book Value of Transferred Assets for Services            --       13,478
   Stock Issued for Services                                44,000       17,500
   Indemnification Expense - Related Party [4E]            300,000           --
   Options Issued to President                              10,000       90,000
   Moving Costs Paid by Related Party [4A]                 120,209           --
   Finders' Fee Paid by Related Party [4A][9]              119,000           --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                    36,375      361,762
     Inventory                                             316,074      373,065
     Prepaid Expenses                                       73,690        5,612
     Other Assets                                               61      (15,474)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                (177,882)     155,807
     Accrued Compensation and Benefit - Former Officer     (88,025)     161,022
     Accrued Costs for Restructuring                      (190,455)     645,000
     Accrued Interest - Related Party                       58,909       (7,447)
                                                        ----------   ----------

  Net Cash - Operating Activities - Forward               (297,393)     (54,100)
                                                        ----------   ----------

Investing Activities:
  Sale of Property and Equipment                                --        1,979
  Purchase of Property and Equipment                       (30,490)     (39,685)
  Proceeds from Sale of Investment in Related Party             --      487,127
  Additional Acquisition Costs - Settlement Agreement           --     (258,438)
                                                        ----------   ----------

  Net Cash - Investing Activities - Forward                (30,490)     190,983
                                                        ----------   ----------

Financing Activities:
  Advances to Interiors [4C]                              (300,000)     (50,000)
  Advances from Interiors [4A] [4C]                        600,000           --
  Costs Paid on Behalf of Interiors [4C]                  (251,134)    (309,914)
  Proceeds from Line of Credit                             346,693      263,428
  Payment of Notes and Leases Payable                     (117,437)    (159,654)
  Exercise of Options                                            5            5
                                                        ----------   ----------

  Net Cash - Financing Activities - Forward             $  278,127   $ (256,135)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                               Years ended
                                                                March 31,
                                                           1 9 9 9     1 9 9 8
                                                           -------     -------

  Net Cash - Operating Activities - Forwarded            $ (297,393) $  (54,100)
                                                         ----------  ----------

  Net Cash - Investing Activities - Forwarded               (30,490)    190,983
                                                         ----------  ----------

  Net Cash - Financing Activities - Forwarded               278,127    (256,135)
                                                         ----------  ----------

  Net [Decrease] in Cash                                    (49,756)   (119,252)

Cash - Beginning of Years                                    50,256     169,508
                                                         ----------  ----------

  Cash - End of Years                                    $      500  $   50,256
                                                         ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
   Interest                                              $   77,080  $   69,495
   Income Taxes                                          $   10,916  $       --

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
  On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan House, Inc. for approximately $3,700,000, of which $2,400,000 was paid in cash, $300,000 in shares of common stock and approximately $1,000,000 in notes. The Company primarily acquired accounts receivable of approximately $1,100,000, inventory of approximately $800,000 and assumed liabilities of approximately $578,000. Additionally, the Company recorded deferred compensation for options issued to the seller for 100,000 shares of common stock valued at $1,000,000.

  In December of 1997 and January 1999, the Company issued options for a total of 40,000 shares of the Company's common stock to its President and recorded a total of $100,000 as compensation expense for the two years ended March 31, 1999.

  In March 1999, the Company retired approximately $66,000 of fully depreciated leasehold improvements for offices in the Company's Glendale Blvd. location, which are no longer in use.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Nature of Operations - Decor Group, Inc., a Delaware corporation [the "Company" or "Decor"], was incorporated on March 1, 1996. The Company is a subsidiary of Interiors, Inc. The Company was organized for the purpose of acquiring Artisan House, Inc. ["Artisan"]. The acquisition was completed on
November 18, 1996. Artisan is engaged in the business of designing, manufacturing, marketing, selling and distributing metal wall-mounted, tabletop and freestanding sculptures. Artisan manufactures its products at one location in southern California and sells through sales representatives and from its regional showrooms to furniture retailers and department stores throughout the United States and internationally. The transaction was recorded under the purchase method. The Company does not maintain separate divisions, segments, or product lines for its business. [See Notes 2 and 6].

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 1999.

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

[E] Goodwill - Amounts paid in excess of the estimated value of net assets acquired of Artisan House, Inc. were charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. In connection with the acquisition of Artisan House, Inc. in November 1996, goodwill of approximately $1,800,000 was originally recorded using the purchase method. The Company had decided to amortize its goodwill over a period of ten years using the straight-line method. Effective April 1, 1997 based upon operating management's experienced understanding of the expected useful lives of the tangible and intangible assets, the Company changed its period of amortization of goodwill to twenty years. The effect of this change is to reduce future annual amortization of goodwill by $75,000. This change decreased the fiscal 1998 net loss by $75,000. Goodwill and other intangible assets were previously written off as of September 30, 1997. An amendment was filed in February of 1998 for the September 1997 Form 10-QSB that reversed the writedown of the goodwill based upon revised information obtained after the original filing. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is greater than the projected undiscounted cash flow from the acquired assets or business. Accordingly, in March of 1999, the Company decided to write down the carrying value of goodwill to $750,000 [See Note 2].

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

[G] Loss Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the years ended March 31, 1999 and 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. Prior periods' earnings per share data have been restated to give retroactive effect for the one for three reverse stock split in October of 1997.

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share [i.e., increasing earnings per share or reducing loss per share]. The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants and the Company reports income from operations.

Potential common shares of 50,000 are not currently dilutive, but may be in the future.

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At March 31, 1999, the Company had no cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of $137,068 for the fiscal period ended March 31, 1999 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral to support financial instruments subject to credit risk.

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

[L] Advertising Expenses - The Company incurred advertising expenses of approximately $88,000 and $143,000 for the years ended March 31, 1999 and 1998, respectively.

[2] Acquisition - Artisan

On November 18, 1996, the Company's wholly owned subsidiary Artisan Acquisition Corp., Inc. purchased substantially all of the assets and assumed certain liabilities of Artisan for $3,694,826, of which a total of $2,400,000 was paid in cash. A secured promissory note for $923,496 was issued to the seller. The note provides for the payment to the seller of the following: a) $100,000 within 90 days after the closing, b) beginning 120 days after the closing, 60 equal monthly payments of $13,989 bearing an interest rate of 8%, and c) a balloon payment of $150,000 concurrent with the 60th installment. The required payments under (a) and (c) did not provide for interest and were discounted at 8% giving rise to a discount of $48,387 which will be amortized to interest expense. Separately, the seller was issued 50,000 shares, giving effect to the stock dividend and the reverse stock split, of Decor common stock, valued at $300,000. Effective September 8, 1997, the Company, pursuant to a settlement agreement arising from a dispute concerning the asset purchase agreement paid an additional $258,438 in cash and recorded goodwill for such amount. The transaction was recorded under the purchase method. Goodwill of approximately $1,800,000 was recorded and amortized over 20 years using the straight-line method. Intangible assets of $537,046 were written off in March of 1998. Upon the Company's moving its operations in March of 1999, the Company reevaluated its projected future cash flows and recorded an impairment of $826,469 based upon management's revised and updated operational plans and management's updated projected ability to generate future positive cash flows as of March 31, 1999 [See Note 1E]. The remaining carrying value of goodwill of $750,000 will be written off over the remaining 17 years under the straight-line method. Operations of Artisan were included with the Company from November 19, 1996 onward. The assets and liabilities of Artisan were combined with those of the Company as of November 18, 1996 [See Note 12 - Restructuring Plan].

[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  207,970
Work-in Process                             12,822
Finished Goods                             110,427
                                        ----------

  Totals                                $  331,219
  ------                                ==========

The Company has set up an allowance for slow moving products of $60,340.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[4] Related Party Transactions

[A] Due to Interiors - Management Agreement - On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The annual management fee of $90,000 will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties. Interest is accrued on the unpaid management fee.

At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 [in accordance with amended agreement dated February 1997] and paid $50,000 during the year ended March 31, 1998.

On April 2, 1998, the Board of Directors amended the February 1997 management services agreement in that it allowed the Company to make payments deemed warranted or necessary to Interiors or third parties on behalf of Interiors [See
Note 4C].

Commencing December of 1998, Artisan incurred costs totaling approximately $180,000, which remains unpaid as of March 31, 1999, for various expenses paid by Troy Lighting primarily for moving costs of approximately $120,000 and payroll costs of approximately $40,000. Interiors also paid $119,000 as a finders fee to the former owner of Artisan House [See Note 9].

The Company recorded a non-cash $125,000 of management consulting fees due Interiors on June 30, 1998, relating to marketing and merchandising services provided by the related party to the Company and accrued the management fee of $90,000 during the year ended March 31, 1999. In addition, the Company received a $400,000 advance from Interiors on July 23, 1998. As of March 31, 1999, the Company has an outstanding balance due to Interiors of $1,079,494. The Company recorded interest expense for the years ended March 31, 1999 and 1998 of $19,095 and $16,116, respectively, on the unpaid management fee [See Note 16].

[B] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998. Interest expense for the years ended March 31, 1999 and 1998 was $5,220 and $5,220, respectively.

[C] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. Throughout fiscal 1999, Artisan also incurred costs, which were allocated to Interiors, totaling approximately $224,000 primarily for various employee and consulting expenses on behalf of Interiors. In addition, Artisan reduced the accounts receivable balance due from Interiors in exchange for product marketing and merchandising costs being incurred by the related party on behalf of the Company for $193,661, which is classified as consulting services by a related party. As of March 31, 1999, the balance due on the intercompany charges was $134,515.

During fiscal 1999, the Company also incurred additional costs for three entities acquired by Interiors. These receivable transactions, which have no impact on the statement of operations, with the exception of finder's fees paid to the seller of Artisan House [See Note 7A], are summarized as follows:

o In fiscal 1999, Artisan incurred costs totaling approximately $35,000, which remains unpaid as of March 31, 1999, for various expenses on behalf of Vanguard Studios primarily for shared employee and freight costs.

o In September of 1998, Artisan used $300,000 from its financial line of credit for an Interior's acquisition. An additional $2,050 of costs were incurred by Artisan in February and March of 1999 for the entity. The balance due Artisan from that entity as of March 31, 1999 was $302,050, of which $300,000 was repaid in April 1999.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[4] Related Party Transactions [Continued]

[D] Indemnification Agreement - Interiors - In September of 1998, the Company recorded a $300,000 indemnification expense resulting from the Company's indemnification of up to $300,000 to United Credit Corporation for an abandoned acquisition by Interiors as a result of a business failure experienced by the potential acquisition candidate. The Company believes that it could be liable for up to $300,000 as a result of their indemnification of United Credit Corporation. The Company also believes that this matter will be settled sometime in fiscal 2000.

[E] Insurance Allocations - The Company pays an allocated premium for property liability and workmens' compensation insurance as a part of the master policy of Interiors. The master policy consolidates the various Interiors entities, and produces a lower premium. The Company is allocated the premium based upon sales, property value and payroll. The allocated insurance expense for the year ended March 31, 1999 was approximately $50,000.

[5] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment                 $  175,862
Leasehold Improvements                     111,270
Furniture and Fixtures                     150,244
Office and Computer Equipment               66,058
                                        ----------

Total - At Cost                            503,434
Less: Accumulated Depreciation             444,340
                                        ----------

  Net                                   $   59,094
  ---                                   ==========

Depreciation expense was approximately $68,516 and $43,000, respectively for the years ended March 31, 1999 and 1998.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 66,666 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of March 31, 1999, Interiors, Inc. owned approximately 90% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock [See Note 16[A] - Pending Merger].

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[7] Commitments and Contingencies

[A] Employment Agreement - Seller - On October 30, 1997, the Seller's employment agreement dated November 18, 1996 was amended to provide for the issuance of options to purchase 50,000 shares of the Company's common stock on each of the first and second anniversaries of the agreement. The options are exercisable at $.0001 per share commencing the date of issuance and expiring in four years. In December of 1997, the seller exercised options for 50,000 shares of common stock. Henry Goldman pursuant to the terms of the AHI acquisition agreement received options for an additional 50,000 shares of common stock in January 1999. The Company recorded deferred compensation cost for the fair value of options for 100,000 shares of the Company's common stock in the amount of $1,000,000 as of November 18, 1996 and amortized $178,233 as compensation expense for the year ended March 31, 1997. For the years ended March 31, 1999 and 1998, the Company amortized $381,167 and $500,000, respectively, as deferred compensation.

In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 9], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000. There are no monies outstanding at March 31, 1999 pursuant to this agreement. The employment agreement also provides for finder's fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company expensed $64,000 representing an estimate of compensation earned by the seller as a consequence of the Vanguard and Artmaster acquisitions made by Interiors, Inc. in March of 1998. The Company expensed $119,000 in fiscal 1999, which is the compensation due the seller resulting from Interiors' acquisition in fiscal 1999, which was paid by Interiors [See Notes 4A and 9].

[B] Consulting Agreements - On January 1, 1997, the Company entered into a consulting agreement with a now former Director of the Company to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. The Company has agreed to pay $150,000 over three [3] years. At March 31, 1999, the Company owes $50,000 to the director as monies due upon his resignation, which was paid in April of 1999.

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

[D] Line of Credit - On September 15, 1998, Artisan obtained an increased accounts receivable and inventory based line of credit for up to $950,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at March 31, 1999 was $85,545. At March 31, 1999, Artisan had an outstanding balance of $610,121. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively, within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense and collection and processing fees for the year ended March 31, 1999 was $61,736 and $8,831, respectively.

The line of credit includes a term loan originating in the amount of $100,000 as of September 30, 1998. Principal payments of $5,000 per month are due on the loan.

The Company is contingently liable as guarantor of the debts owed to the lender of the line of credit by related parties with aggregate indebtedness up to $14,400,000.

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

Commencing in April of 1999, the Company will incur approximately $20,000 per month to a subsidiary of Interiors for all building and facility costs on a month to month basis as a result of the March facility relocation.

Future minimum lease payments under all operating leases are as follows at March 31, 1999:

Year ended
March 31,
  2000                              $ 247,904
  2001                                246,446
  2002                                145,538
  2003                                 37,520
  2004                                 37,520
  Thereafter                            3,127
                                    ---------

  Total                             $ 718,055
  -----                             =========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 2004 and the San Francisco lease expires in July of 2001. The current monthly lease payments are $3,126 for High Point and $1,465 for San Francisco.

Rental expense was $246,972 and $236,197, respectively for the years ended March 31, 1999 and 1998.

[F] Employment Agreement - President/Chief Financial Officer - On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the options. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $64,285, respectively, as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

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

On January 2, 1999, pursuant to an incentive stock option agreement, the officer received 20,000 options under the employment agreement whereby the Company recorded compensation expense of $10,000 on January 2, 1999. The options vest immediately and not more than 20% per year are available for exercise at $.0001 per share until January 2000. The options will expire January 2005.

In March of 1999, the Company accrued a bonus of $35,000 to the President/Chief Financial Officer.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[8] Debt
                                         March 31,
                                          1 9 9 9

Acquisition Loan                        $  585,409
Less:  Discount                             28,364
                                        ----------

Total                                      557,045
Less: Current Portion of Long-Term Debt    128,015
                                        ----------

  Long-Term Portion                     $  429,030
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Year ended
March 31,
  2000                        $ 128,015
  2001                          139,472
  2002                          289,558
  Thereafter                         --
                              ---------

  Total                       $ 557,045
  -----                       =========

On November 18, 1996, the Company issued a secured promissory note in the amount of $923,496 to the seller of Artisan House of which $100,000 was due in February of 1997 and the balance will be paid in 60 equal monthly installments of $13,989 bearing interest at 8% with a final payment of $150,000 at maturity. The note is collateralized by a second interest on all assets of the Company. The non-interest bearing portion for the $150,000 was discounted at 8%. The amortization on this discount for the years ended March 31, 1999 and 1998 was approximately $10,000 and $10,000, respectively, and has been amortized as interest expense. Interest expense for the years ended March 31, 1999 and 1998 was approximately $50,000 and $50,000, respectively, on the note payable.

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

The Company entered into an arbitration with the seller concerning various financial compensation claims on October 29, 1998. A settlement was reached in January 1999, that provides for (i) payment of a finder's fee on companies purchased by Interiors of $119,000, which was paid by Interiors, [See Notes 4A and 7A], (ii) the removal of the restrictive legend on the stock issued pursuant to a H. Goldman exercise of options in 1997 and (iii) the issuance of stock due in 1998.

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

[C] Series B Preferred Stock Dividend - In January of 1997, the Company issued a dividend on its Series B Preferred Stock payable to the stockholder of record as of December 16, 1996 on the basis of 1 share of Series B Preferred Stock for each share of Series B Preferred Stock outstanding. All share data have been adjusted for this dividend. In addition, the resolution was made that if at any time the Company's Board of Directors and stockholders approve an increase in the number of authorized shares of Series B Preferred Stock to not less than 30,000,000 shares, then the Series B Preferred stockholder shall be issued an additional 10,000,000 shares of Series B Preferred.

[D] Reverse Stock Split - Effective October 8, 1997, the Company completed a one share for three shares reverse stock split of its common stock. All shares and per share amounts have been restated retroactively. Any fractional shares were purchased by the Company at the average closing bid and ask price of the common stock of the Company as of October 8, 1997.

[E] Additional Stock Issued - In March of 1998, the Company retained a financial consulting firm to provide merger and acquisition consulting and advisory services in connection with the pending merger with Interiors, Inc. and other acquisition candidates. In May 1998, the Board of Directors of Decor issued 200,000 shares of the Company's common stock in exchange for these services valued at $44,000. In July 1998, the Company paid the financial consulting firm $200,000 for these services performed in fiscal 1999. A total of $244,000 was expensed in the year ended March 31, 1999.

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

Since the Company's operations commenced in April of 1996, revenues have not been sufficient to cover the Company's fixed administrative costs resulting in operating losses of $2,582,290 and $3,346,712 for the years ended March 31, 1999 and 1998, respectively. The Company had a working capital deficit of $2,010,712 and an accumulated deficit of $8,180,999 at March 31, 1999. The Company was primarily funded for the year ended March 31, 1999 by proceeds from the line of credit and monies advanced by Interiors. Management believes that as a result of the Company's move in March of 1999 it will be able to continue its expenditure reductions as a result of sharing many costs with entities acquired by Interiors.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[11] Going Concern [Continued]

There can be no assurances that management's plans to reduce operating expenses and obtain additional financing to fund its working capital needs will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[12] Restructuring Plan

In September of 1997, the Company commenced and approved an exit plan to satisfy its various investor constituencies by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Such efforts have included the retention of various advisors and analysis by management to improve the manufacturing and administrative operations of the Company. The Company has been concentrating on strategies for growth through improved competitiveness, quality and effectiveness. Accordingly, Artisan finalized its planned move into the facilities of Interior's subsidiary, Troy Lighting, Inc., and will share common facilities with Troy commencing in March 1999 [See Note 4C].

As of March 31, 1998, management believed that the restructuring costs and charges for the cost of shutting down the operations were approximately $20,000 and the projected remaining lease obligations on the premises were $625,000. The restructuring reserve through December 1997 had included an offset for sublease income. However, since there had not been any successful commitment in this endeavor since September of 1997, management decided to increase the reserve by approximately $435,000. This represented management's previous estimate of attainable sublease income for the remaining term of 44 months, and leasehold improvements.

During the year ended March 31, 1999, the Company reduced the reserve by $170,454 which represented the annual lease payments. Therefore, the Company's restructuring reserve as of March 31, 1999 of $454,545, represents the 32 remaining months on the lease term.

[13] Income Taxes

The Company and its consolidated subsidiaries apply the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The Company has net operating loss carry forwards of approximately $4,600,000 of which approximately $100,000 will expire in 2011, approximately $600,000 will expire in 2012, approximately $2,400,000 will expire in 2013, and approximately $1,500,000 will expire in 2014.

The major components of deferred income tax assets and liability are as follows:

Deferred Tax Liability
  Depreciation and Amortization          $   20,000
                                         ==========

Deferred Tax Asset
  Reserves and allowances                 $ 352,000
  Stock based compensation                  152,000
  Net Operating loss carry forwards       1,840,000
                                         ----------

  Total Deferred Tax Assets              $2,344,000
                                         ==========

  Net Deferred Tax Asset Before
   Valuation Allowance                   $2,324,000
   Valuation Allowance                   (2,324,000)
                                         ----------

   Net                                   $       --
   ---                                   ==========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[13] Income Taxes [Continued]

Due to the uncertainty whether the Company will generate income in the future sufficient to fully or partially utilize the net operating loss carryforwards, the Company recorded a valuation allowance of $2,324,000. This represents an increase in its valuation allowance of $735,000 over the allowance at March 31, 1998.

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. Pursuant to an employment agreement and incentive stock option plan entered into December 1996, compensation expense has been recognized for the Company's stock-based compensation in the amounts of $10,000 and $90,000 for the years ended March 31, 1999 and 1998. The exercise price for all stock options issued to employees during fiscal years 1999 and 1998 were below the market price of the Company's stock at the date of grant.

A summary of the activity under the plan is as follows:
                                                                      Weighted
                                                            Weighted   Average
                                                             Average  Remaining
                                Seller/   President         Exercise Contractual
                                Others    [Note 7F]  Shares   Price     Life
                               --------   ---------  ------   -----     ----

  Outstanding - March 31, 1997  100,000    10,000    110,000  $ .0001
  ----------------------------

Granted                              --    20,000     20,000    .0003
Exercised                       (50,000)       --    (50,000)  (.0001)
Forfeited/Expired                    --        --         --       --
                               --------  --------  ---------  -------

  Outstanding - March 31, 1998   50,000    30,000     80,000    .0002
  ----------------------------

Granted                          50,000    20,000     70,000    .0001
Exercised                       (50,000)       --    (50,000)  (.0001)
Forfeited/Expired               (50,000)       --    (50,000)  (.0001)
                               --------  --------  ---------  -------

  Outstanding - March 31, 1999       --    50,000     50,000  $ .0002
  ---------------------------- ========  ========  =========  =======

  Exercisable - March 31, 1999       --     8,000      8,000    .0002   3 Years
  ---------------------------- ========  ========  =========  ======= =========

Weighted average fair value of options granted during fiscal 1999 and 1998 was $.50 and $4.50, respectively.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[14] Stock Options [Continued]

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the shares under employee options [See Note 7F] for the years ended March 31, 1999 and 1998, net loss and loss per share would have been as follows:

                                       1 9 9 8      1 9 9 7
                                       -------      -------
Net Loss:
  As Reported                       $(2,698,220) $(4,527,233)
                                    ===========  ===========

  Pro Forma                         $(2,698,218) $(4,527,228)
                                    ===========  ===========

Basic Earnings Per Share:
  As Reported                       $     (1.37) $     (2.65)
                                    ===========  ===========

  Pro Forma                         $     (1.37) $     (2.65)
                                    ===========  ===========

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

        Risk-Free                        Expected         Expected
      Interest Rate     Expected Life   Volatility        Dividends

            6%             2 Years         188%             None

[15] Fair Value of Financial Instruments

At March 31, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

[16] Pending Merger

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

Pursuant to the merger agreement, the outstanding Decor Series A preferred stock will be converted into Decor common stock and the Decor Series B nonconvertible preferred stock will be canceled. If the agreement is terminated by Decor, Decor is required to pay a $250,000 termination fee to Interiors subject to certain conditions. Within the terms of the merger agreement, the period for effecting the contemplated merger has expired, however, the parties are in continuing discussions with respect to the proposed merger. The Company has not accrued the $250,000 termination fee.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American  Institute of Certified  Public  Accountants  issued
Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board or directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction between employees and nonemployees in the current U.S. tax code]. Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.

* Additional interpretations will address how to measure compensation expense when a new measurement date is required.








                    .   .   .   .   .   .   .   .   .   .   .

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company are set forth below:

Name                 Age                       Position

Dennis D'Amore        49      President and Chief Financial Officer and Director
                              of the Company; Chairman of the Board, President and Chief Operating Officer and Treasurer of AHI.

Max Munn              54      Chairman of the Board and Secretary

James Herman          55      Director



         Dennis D'Amore has been President and Chief Financial Officer and a Director of the Company since March 1997 and Chairman of the Board, Chief Operating Officer, and Treasurer of AHI since January 1997 and President since July 1997. In June 1998 Mr. D'Amore was appointed Executive Vice President of Interiors, Inc., by the controlling stockholder of the Company. From 1991 through 1996, Mr. D'Amore was a consultant to various private and public companies. From 1989 to 1991, Mr. D'Amore served as Vice President of Sales and Marketing for Lasco Bathware, a division of Tomkins Industries, Inc. From 1988 to 1989, Mr. D'Amore served as President of Colford-D'Amore, Inc., a management consulting firm. From 1981 to 1988, Mr. D'Amore served as Executive Vice President and General Manager of Water Jet Corporation. Mr. D'Amore holds a Bachelor of Engineering-Mechanical Degree from New York University and subsequently received a Masters of Business Administration in Finance from Fairleigh Dickinson University.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended March 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the executive officers of the Company and its wholly owned subsidiary, AHI, for the Company's fiscal year ending March 31, 1999.

                          Summary Compensation Table
                          --------------------------
                  Annual Compensation    Long Term Compensation
                  -------------------    ----------------------
                        Awards                 Payouts
                        ------                 -------
Name                               Other            Securities
and                               Annual Restricted underlying        All Other
Principal                         Compen-   Stock    Options/ LTIP     Compen-
Position        Year Salary Bonus sation  Award(s)$)  SARs  Payouts($) sation($)
------------------------------------------------------------------------------

(a)              (b)   (c)   (d)   (e)      (f)       (g)      (h)      (i)

Dennis D'Amore. 1999 $150,000 --    --        --     20,000     --       --
 ............... 1998 $125,000 --    --        --     20,000     --       --
President and Chief Financial
Officer, Decor Group, Inc., and
Chairman of the Board, President
Chief Operating Officer, and
Treasurer of AHI.

The Company has allocated $115,000 of Dennis D'Amore's salary to Interiors, Inc. based upon an estimate of time devoted to Interiors duties.


         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

Option/SAR Grants In Last Fiscal Year

              Number of  Percent of Total
              Securities  Options/SARS                   Market
              Underlying   Granted to  Exercise or Base Price on
             Options/SARS Employees in    Base Price     Date of
Name           Granted     Fiscal Year     ($/Sh)         Grant  Expiration Date
----           -------     -----------     ------         -----  ---------------
(a)              (b)          (c)           (d)            (e)

Dennis D'Amore  20,000        100%        $.0003          $.50   January 1, 2004

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

Aggregate   Option/SAR  Exercises  In  Last  Fiscal  Year  And  Fiscal  Year-End
Option/SAR Values

                                                                  Value of
                                              Underlying       Unexercised in
                                              Unexercised         the Money
                                             Options/SARS      Options/SARS at
                                             at FY-End (#)       FY-End ($)
                  Acquired on     Value      exercisable/       exercisable/
     Name        Exercise (#)  Realized $    unexercisable      unexercisable
     ----        ------------  ----------    -------------      -------------
      (a)             (b)          (c)            (d)                (e)

Dennis D'Amore        --           --        8,000/42,000      $4,000/$21,000



Employment Agreements

         AHI entered into a three (3) year employment agreement with a former officer of AHI on November 18, 1996 with (i) an annual salary of $75,000; (ii) a signing bonus of $70,000, $30,000 of which was paid at the closing of the Company's acquisition of Artisan House, Inc. and $40,000 of which is paid in equal monthly installments of $3,333.33 during the first year of the employment agreement, (iii) reimbursement of expenses incurred by the officer for lease and insurance payments with respect to his automobile, (iv) an annual performance bonus equal to 1% of AHI's sales in excess of those achieved by Artisan for the twelve months ended June 30, 1996, payable within 60 days after the end of AHI's fiscal year, with the first and last payments being calculated on a pro rated basis, (v) 2.5% (later amended to 1.25%) of the consideration paid by the Company in connection with an acquisition of an unrelated third party introduced to the Purchaser, the Company, Interiors, or any affiliate of them by the officer, and (vi) an annual performance bonus equal to 5% of the increase in AHI's export sales in excess of those export sales and 1.25% of the increase in domestic sales in excess of the increase in AHI's domestic sales achieved by Artisan for the twelve months ended June 30, 1996. The Employment Agreement also contains provisions protecting the confidential information of the Company and restricting the officer from competing with the Company. In July 1997, there was an attempt to terminate Artisan's employment agreement with the seller. In connection with a settlement agreement reached in September 1997 with CIDCOA International, Inc. ["CIDCOA"], formerly known, as Artisan House, Inc. [See Note 9], the Company reinstated the employment agreement with the seller and recorded additional monies owed to the seller of approximately $290,000 whereby no money is outstanding at March 31, 1999 pursuant to this agreement. The employment agreement also provides for additional fees to be earned by the seller pursuant to certain acquisitions made by the Company, its parent or affiliates. The Company expensed $64,000 representing an estimate of compensation earned by the seller as a consequence of the two acquisitions made by Interiors, Inc. in March of 1998. The Company expensed $119,000 in fiscal 1999, which is the compensation due the seller resulting from acquisitions in fiscal 1999.

         On December 31, 1996, AHI entered into a three (3) year employment agreement (the "Employment Agreement") with Dennis D'Amore pursuant to which Mr. D'Amore agreed to serve as AHI's Chief Operating Officer and Treasurer. AHI agreed to pay Mr. D'Amore (i) an annual salary of $100,000 (increased to $150,000 as of January 1, 1999), (ii) a cash bonus equal to ten percent (10%) of Mr. D'Amore's annual salary based upon AHI's net profit before taxes ("NPBT"), and (iii) a cash bonus equal to five percent (5%) of AHI's increases in NPBT over the fiscal year, not to exceed forty percent (40%) of Mr. D'Amore's annual base salary. The Employment Agreement provides that Mr. D'Amore is entitled to receive options to purchase 10,000 shares of the Company's Common Stock for each of the years of the contract at an exercise price of equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the options. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $54,285, respectively, as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company. The Employment Agreement also provides additional performance options to purchase 10,000 shares of the Company's Common Stock exercisable for a period of one year at an exercise price equal to the average closing price of the Company's stock for the 20 days ending two days prior to date of grant for each of the years ending March 31, 1998, 1999, 2000. Continued
employment of the Company is required and the Company must meet or exceed 115% of the prior year's NPBT. In December of 1997, Mr. D'Amore received 20,000 options, which represented the additional 10,000 options due on January 1, 1998 under the Employment Agreement and an additional 10,000 options.

On January 2, 1999, the officer received an additional 20,000 options under the employment agreement whereby the Company recorded compensation expense of $10,000 on January 2, 1999. The options vest immediately and are not available for exercise until January 2000 and will expire January 2005.

In March of 1999, the Company accrued a bonus of $35,000 to the President/Chief Financial Officer.

Consulting Agreements

         On January 1, 1997 the Company entered into a Consulting Agreement with Matthew Harriton, a Director of the Company until October 1997, pursuant to which Mr. Harriton agreed to provide the Company with such consulting services as requested by the Company in connection with strategic planning, marketing and management issues. As payment for the services provided by Mr. Harriton, the Company has agreed to pay an aggregate of $150,000 to be paid over the period of three (3) years from the date of the agreement. At March 31, 1999, the Company owed $50,000 to the director as monies due upon his resignation, which was paid in April of 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth as of June 30, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock and the Series B Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

                                                   Shares of    Percentage (%)
                      Shares of                    Series B       of Series B
Name and Address     Common Stock Percentage (%) Preferred Stock Preferred Stock
of Beneficial        Beneficially   of Common    Beneficially     Beneficially
Owner(1)               Owned(2)     Stock Owned     Owned(2)         Owned
--------               --------     -----------     --------         -----

Dennis D'Amore(3)        50,000         2.0%           --              --
Max Munn(4)(5)           67,000         3.0%           --              --
Henry Goldman(6)        250,000        12.4%           --              --
James Herman                 --          --            --              --
Interiors, Inc. (7)          --          --        20,000,000         100%
The Skyes
 Corporation (8)        200,000        10.0%           --              --
All directors and
officers as a group (9) 117,000          --            --              --


   (1)Unless otherwise indicated, the address of each beneficial owner is c/o Decor Group, Inc., 320 Washington Street, Mt. Vernon, New York 10553.
   (2)Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-B of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act.
   (3)Mr. D'Amore is President and Chief Financial Officer and a Director of the Company and Chairman of the Board, President, Chief Operating Officer and Treasurer of AHI. Mr. D'Amore holds options to purchase 50,000 shares of Common Stock for a period of five (5) years at an exercise price of $.0003 per share.
   (4)Mr. Munn is Chairman of the Board and Secretary of the Company.
   (5)Includes 67,000 shares of Common Stock held by Laurie Munn, Mr. Munn's wife. Mr. Munn disclaims beneficial ownership of such shares.
   (6)Mr. Goldman's address is c/o 12841 Bloomfield #305, Studio City, CA 91604.
   (7)Includes 20,000,000 shares of Series B Preferred Stock owned by Interiors, Inc. Mr. Munn, Chairman of the Board of the Company, and President, Chief Executive Officer and Chairman of the Board of Directors of Interiors may vote the shares of Series B Preferred Stock held by Interiors, Inc. on all matters presented to the vote of stockholders. Mr. Munn disclaims beneficial ownership of such shares.

   (8)The Skyes Corporation address c/o 430 Chestnut Street, East Hills, New York 11576
   (9)Excludes the 20,000,000 shares of Series B Preferred Stock owned by Interiors, Inc. as to which all of the directors and officers disclaim beneficial ownership.

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

         In May 1996, the Company entered into a two year Management Services Agreement with Interiors, Inc. ("Interiors"). Interiors has, pursuant to such agreement, agreed to advise the Company on the manufacturing, sale, marketing and distribution of the Company's products as well as providing the Company accounting and administrative services and strategic planning with regard to joint ventures, acquisitions, and other long term business initiatives. In exchange for such services, the Company has agreed to pay to Interiors an annual amount equal to the greater of (i) $75,000 or (ii) 1 1/2% of Excess Cashflow (as defined in the agreement). The Management Services Agreement is automatically renewable for an additional one (1) year term unless terminated by either party not less than sixty (60) days prior to the end of the term may be terminated by the Company or Interiors upon sixty (60) days prior written notice. In the event that the Management Services Agreement is terminated for any reason, the Company's business may be negatively effected. In such an event, the Company may be required to hire additional personnel or engage one or more independent contractors at an added cost to the Company. In February 1997, the Company and Interiors amended the Management Services Agreement pursuant to which Interiors agreed to advise the Company on the manufacturing, sale, marketing and distribution of the Company's products as well as providing the Company with accounting and administrative services and strategic planning with regard to joint ventures, acquisitions, and other long term business initiatives. In exchange for such services, the Company has agreed to pay to Interiors an annual amount equal to the greater of (i) $90,000 or (ii) 1 1/2% of Excess Cashflow (as defined in the agreement). At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 [in accordance with amended agreement dated February 1997] and paid $50,000 during the year ended March 31, 1998.

         On April 2, 1998, the Board of Directors amended the February 1997 management services agreement in that it allowed the Company to make payments deemed warranted or necessary to Interiors or third parties on behalf of Interiors [See Note 4C].

         Commencing December of 1998, Artisan incurred costs totaling approximately $180,000, which remains unpaid as of March 31, 1999 for various expenses paid by Troy Lighting primarily for moving costs of approximately
$120,000 and payroll costs of approximately $40,000. Interiors also paid $119,000 as a finders fee to the former owner of Artisan House.

         The Company recorded a non-cash $125,000 of management consulting fees due Interiors on June 30, 1998, relating to marketing and merchandising services provided by the related party to the Company and accrued the management fee of $90,000 during the year ended March 31, 1999. In addition, the Company received a $400,000 advance from Interiors on July 23, 1998. As of March 31, 1999, the Company has an outstanding balance due to Interiors of $840,285. The Company recorded interest expense for the years ended March 31, 1999 and 1998 of $19,095 and $16,116, respectively, on the annual unpaid management fee [Note 16A].

         In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. Throughout fiscal 1999, Artisan also incurred costs, which was allocated to Interiors, totaling approximately $224,000 primarily for employee and consulting expenses on behalf of Interiors. In addition, Artisan reduced the accounts receivable balance due from Interiors in exchange for product marketing and merchandising cost being incurred by the related party on behalf of the Company for $193,661, which is classified as consulting services by a related party. As of March 31, 1999, the balance due on the intercompany charges was $134,515.

         During fiscal 1999, the Company also incurred additional costs for three entities acquired by Interiors. These receivable transactions, which have no impact on the statement of operations, with the exception of finders fees paid to the seller of Artisan House [See Note 7A], are summarized as follows:

         o In fiscal 1999, Artisan incurred costs totaling approximately $35,000, which remains unpaid as of March 31, 1999, for various expenses on behalf of Vanguard Studios primarily for shared employee and freight costs.

         o In September of 1998, Artisan used $300,000 from its financial line of credit for an Interior's acquisition. An additional $2,050 of costs were incurred by Artisan in February and March of 1999 for the entity. The balance due Artisan from that entity as of March 31, 1999 was $302,050, of which $300,000 was repaid in April 1999.

         In June 1996, the Company borrowed an aggregate of $50,000 from the Company's stockholders, other than Gordon Brothers Capital Corporation, on a pro rata basis based upon ownership of the Company's shares of Common Stock. Each lender received a promissory note obligating the Company to repay the loan on the earlier of (i) fifteen (15) months following the Effective Date or (ii) June 21, 1997. The Company utilized the proceeds from the loan for working capital purposes. At March 31, 1999 the Company owed $43,000 to stockholders.

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

         On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) an annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the 10,000 options. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $64,285, respectively, as compensation expense. In March 1997, the officer was elected to the offices of President and Chief Financial Officer of the Company.

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

         On January 2, 1999, the officer received an additional 20,000 options under the employment agreement whereby the Company recorded compensation expense of $10,000 on January 2, 1999. The options vest immediately and are not available for exercise until January 2000 and will expire January 2005.

         In March of 1999, the Company accrued a bonus of $35,000 to the President/Chief Financial Officer.

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

         In March of 1998, the Company retained a financial consulting firm to provide merger and acquisition consulting and advisory services in connection with the pending merger with Interiors, Inc. and other acquisition candidates. In May 1998, the Board of Directors of Decor issued 200,000 shares of the Company's common stock in exchange for these services valued at $44,000. In July 1998, the Company paid the financial consulting firm $200,000 for these services performed in fiscal 1999. A total of $244,000 was expensed in the year ended March 31, 1999.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None

(b)      Current Reports on Form 8-K

         None.

                                 SIGNATURE PAGE


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DECOR GROUP, INC.


                                    /s/ Dennis D'Amore
July 9, 1999                        Dennis D'Amore,
                                    President and Chief Operating Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/ Dennis D'Amore
July 9, 1999                        Dennis D'Amore,
                                    President and Chief Operating Officer


                                    /s/ Max Munn
July 9, 1999                        Max Munn, Chairman and Secretary

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