Form 10QSB
period 1999-06-30
DECOR GROUP INC
filed 1999-08-16
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended   June 30, 1999   Commission File Number     0-28960

                                DECOR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3911958
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            320 Washington Street
                 Mt. Vernon, New York                          10553
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:          (914) 665-5400
                                                        -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of August 1, 1999 there were 2,009,166 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                   Page to Page

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of June 30, 1999 [Unaudited]........ 1.......2

   Consolidated Statements of Operations for the three months ended
   June 30, 1999 and 1998 [Unaudited]................................ 3

   Consolidated Statements of Stockholders' Equity [Deficit] for the three months ended June 30, 1999 [Unaudited] and the fiscal year ended
   March 31, 1999 [Audited].......................................... 4

   Consolidated Statements of Cash Flows for the three months ended
   June 30, 1999 and 1998 [Unaudited] ............................... 5

   Notes to Consolidated Financial Statements........................ 6.......20

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................21.......24

Signature............................................................25




                      . . . . . . . . . . . . . . . . . .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable [Net of Allowance of $145,928]                $   551,648
  Loan - Related Party                                                    2,050
  Inventories [Net of Allowance of $60,340]                             237,549
  Prepaid Expenses and Other Current Assets                              28,879
                                                                    -----------

  Total Current Assets                                                  820,126

Property and Equipment [Net of Accumulated Depreciation of $450,705]     52,729
                                                                    -----------

Other Assets:
  Goodwill [Net of Accumulated Amortization of $1,090,543]              736,764
  Other Assets                                                           18,456
                                                                    -----------

  Total Other Assets                                                    755,220

  Total Assets                                                      $ 1,628,075
                                                                    ===========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999.
[UNAUDITED]
------------------------------------------------------------------------------



Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Shortage                                                     $    34,112
  Notes Payable - Interiors                                             519,000
  Accounts Payable and Accrued Expenses                                 417,873
  Accounts Payable - Related Party                                      125,000
  Non-Trade Payables                                                     69,895
  Due to Stockholders                                                   337,785
  Accrued Compensation and Benefits - Former Officer                     49,005
  Accrued Costs for Restructuring                                       411,376
  Line of Credit                                                        580,036
  Current Portion of Long-Term Debt                                     117,437
  Accrued Indemnification - Related Party                               300,000
                                                                    -----------

  Total Current Liabilities                                           2,961,519

Long-Term Debt                                                          452,128

  Total Liabilities                                                   3,413,647

Commitments and Contingencies [7]                                            --

Stockholders' Equity [Deficit]:
  Preferred  Stock,  $.0001 Par Value Per Share,  35,000,000
  Blank Check Shares Authorized of which 5,000,000 are
  Convertible  Non-Voting  Series A - 250,000 Shares Issued
  and Outstanding;  20,000,000  Non-Convertible Voting Series
  B - 20,000,000 Shares Issued and Outstanding;  10,000,000
  Convertible Non-Voting Series C - 54,934 Issued and Outstanding         2,030

  Additional Paid-in Capital - Preferred Stock                        2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   2,009,166 Issued and Outstanding                                         201

  Additional Paid-in Capital - Common Stock                           4,196,732

  Accumulated Deficit                                                (8,365,648)

  Deferred Compensation                                                 (42,857)

  Total Stockholders' Equity [Deficit]                               (1,785,572)

  Total Liabilities and Stockholders' Equity [Deficit]              $ 1,628,075
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Three months ended
                                                               June 30,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------

Revenues                                               $1,053,803   $ 1,126,346

Cost of Revenues                                          595,399       619,462
                                                       ----------   -----------

  Gross Profit                                            458,404       506,884
                                                       ----------   -----------

Selling, General and Administrative Expenses:
  Selling Expense                                         271,754       313,824
  General and Administrative Expense                      326,772       373,901
  Consulting Services - Related Party                          --       125,000
  Bad Debt Writeoff - Related Party                            --       193,661
                                                       ----------   -----------

  Total Selling, General and Administrative Expenses      598,526     1,006,386
                                                       ----------   -----------

  [Loss] from Operations                                 (140,122)     (499,502)
                                                       ----------   -----------

Other Income [Expense]:
  Net Miscellaneous Income                                 14,822         1,212
  Interest Expense                                        (32,477)      (22,256)
  Interest Expense - Related Party                         (6,980)           --
  Made to Order                                           (19,892)           --
                                                       ----------   -----------

  Other [Expense] - Net                                   (44,527)      (21,044)
                                                       ----------   -----------

  [Loss] Before Provision for Income Taxes               (184,649)     (520,546)

Provision for Income Taxes                                     --         7,236
                                                       ----------   -----------

  Net [Loss]                                           $ (184,649)  $  (527,782)
                                                       ==========   ===========

  [Loss] Per Share                                     $     (.09)  $      (.28)
                                                       ==========   ===========

  Number of Common Shares                               2,009,166     1,859,166
                                                       ==========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------


                                  Preferred Stock               Common Stock                              Accumulated    Total
                                             Additional                  Additional                          Other   Stockholders'
                                               Paid-in                     Paid-in  Accumulated  Deferred Comprehensive Equity
                           Shares    Amount    Capital   Shares   Amount   Capital    Deficit  Compensation  Income    [Deficit]

 Balance - March 31, 1998 20,304,934 $ 2,030 $2,423,970 1,759,166 $  176 $4,142,752 $(5,482,779) $(436,882) $     -- $   649,267

Issuance of Options for
 20,000 Shares of Common
 Stock to President               --      --         --        --     --     10,000          --         --        --      10,000

Exercise of Options               --      --         --    50,000      5         --          --         --        --           5

Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --    381,167        --     381,167

Stock Issued for Service          --      --         --   200,000     20     43,980          --         --        --      44,000

 Comprehensive Income:
 Net [Loss] for the year
   ended March 31, 1999           --      --         --        --     --         --  (2,698,220)        --        --  (2,698,220)
                            -------- -------  ---------    ------ ------   --------  ----------  ---------  --------  ----------

 Balance - March 31, 1999 20,304,934   2,030  2,423,970 2,009,166    201  4,196,732  (8,180,999)   (55,715)       --  (1,613,781)

Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --     12,858        --      12,858

Comprehensive Income:
 Net [Loss] for the
   three months
   ended June 30, 1999            --      --         --        --     --         --    (184,649)        --        --    (184,649)
                            -------- -------  ---------    ------ ------   --------   ---------  ---------  --------   ---------

 Balance - June 30, 1999
   [Unaudited]            20,304,934 $ 2,030 $2,423,970 2,009,166 $  201 $4,196,732 $(8,365,648) $ (42,857) $     -- $(1,785,572)
                          ========== ======= ========== ========= ====== ========== ===========  =========  ======== ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                          Three months ended
                                                               June 30,
                                                          1 9 9 9      1 9 9 8
                                                          -------      -------
Operating Activities:
  Net [Loss]                                           $ (184,649)  $  (527,782)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accounts Payable - Related Party                            --       125,000
   Bad Debt Expense - Related Party                            --       193,661
   Amortization of Deferred Compensation                   12,858       150,501
   Depreciation                                             6,365        11,733
   Amortization of Intangibles                             13,236        22,498
   Accrual for Returns and Allowances                          --       (10,752)
   Stock Issued for Services Performed                         --        43,980

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                          (63,092)      (34,033)
     Accounts Receivable - Interiors                      (52,006)      (39,048)
     Inventory                                             33,331         6,038
     Accrued Costs for Restructuring                      (43,169)           --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 10,310       (97,793)
     Accrued Settlement - Former Officer                  (23,993)      (21,845)
                                                       ----------   -----------

  Net Cash - Operating Activities                        (290,809)     (177,842)
                                                       ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                           --        (6,529)
  Other Assets                                                667          (492)
                                                       ----------   -----------

  Net Cash - Investing Activities                             667        (7,021)
                                                       ----------   -----------

Financing Activities:
  Issuance of Stock                                            --            20
  Proceeds from Line of Credit                            (36,067)      177,601
  Loan from Stockholder                                    22,500        22,500
  Payment of Stockholder Loans                            (30,979)      (28,413)
  Loan to Related Party - Windsor Art & Mirror            300,000            --
                                                       ----------   -----------

  Net Cash - Financing Activities                         255,454       171,708
                                                       ----------   -----------

  Net [Decrease] in Cash                                  (34,688)      (13,155)

Cash - Beginning of Periods                                   576        50,256
                                                       ----------   -----------

  Cash - End of Periods                                $  (34,112)  $    37,101
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                            $   39,457   $    22,257
   Income Taxes                                        $       --   $     7,236

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

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 1999.

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

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At June 30, 1999, the Company had no cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of $145,928 for the fiscal period ended June 30, 1999 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral to support financial instruments subject to credit risk.

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

[L] Advertising Expenses - The Company incurred advertising expenses of approximately $15,000 and $25,000 for the three months ended June 30, 1999 and 1998, respectively.

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

[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  202,372
Work-in Process                             12,822
Finished Goods                              82,695
                                        ----------

  Totals                                $  297,889
  ------                                ==========

The Company has set up an allowance for slow moving products of $60,340 June 30, 1999.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------


[4] Related Party Transactions

[A] Due to Interiors - Management Agreement - On May 28, 1996, the Company entered into a two year management agreement with Interiors, Inc. which specializes in the home furnishings and decorative accessories industries. The agreement calls for a management fee of $90,000 or 1.5% of gross sales, whichever is greater, per annum. The annual management fee of $90,000 will be paid quarterly to the extent that there is excess cash flow available to the Company as defined in the agreement. No payment in any quarter will exceed 50% of excess cash flow as defined. The agreement has a term of two years with renewal options at the mutual consent of both parties and is still in force. Interest is accrued on the unpaid management fee.

At March 31, 1997, the Company had amounts due to Interiors of $185,285, consisting of $18,750 in management fees and $166,535 of advances. The Company accrued additional management fees of $90,000 [in accordance with amended agreement dated February 1997] and paid $50,000 during the year ended March 31, 1998 and accrued the management fee of $90,000 during the year ended March 31, 1999.

On April 2, 1998, the Board of Directors amended the February 1997 management services agreement in that it allowed the Company to make payments deemed warranted or necessary to Interiors or third parties on behalf of Interiors [See
Note 4C].

Commencing December of 1998, Artisan incurred costs totaling approximately $180,000, which remains unpaid as of June 30, 1999, for various expenses paid by Troy Lighting primarily for moving costs of approximately $120,000 and payroll costs of approximately $40,000. Interiors also paid $119,000 as a finders fee to the former owner of Artisan House [See Note 9].

The Company recorded a non-cash $125,000 management consulting fee due Interiors on June 30, 1998, relating to marketing and merchandising services provided by the related party to the Company. In addition, the Company received a $400,000 advance from Interiors on July 23, 1998. As of June 30, 1999, the Company has an outstanding balance due to Interiors of $1,079,494. The Company recorded interest expense for the years ended March 31, 1999 and 1998 of $19,095 and $16,116, respectively, on the unpaid management fee. The outstanding balance at June 30, 1999 was $981,785 consisting of $519,000 in advances and $462,785 in management fees.

[B] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998. Interest expense for the three months ended June 30, 1999 and 1998 was $1,305 and 1,305, respectively.

[C] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. Throughout fiscal 1999, Artisan also incurred costs, which were allocated to Interiors, totaling approximately $224,000 primarily for various employee and consulting expenses on behalf of Interiors. In addition, Artisan reduced the accounts receivable balance due from Interiors in exchange for product marketing and merchandising costs being incurred by the related party on behalf of the Company for $193,661, which is classified as consulting services by a related party. As of June 30, 1999, the balance due on the intercompany charges was $183,637.

During fiscal 1999, the Company also incurred additional costs for two entities acquired by Interiors. These receivable transactions, which have no impact on the statement of operations, with the exception of finder's fees paid to the seller of Artisan House [See Note 7A], are summarized as follows:

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

[C] Due from Interiors [Continued] -

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

[E] Insurance Allocations - The Company pays an allocated premium for property liability and workmens' compensation insurance as a part of the master policy of Interiors. The master policy consolidates the various Interiors entities, and produces a lower premium. The Company is allocated the premium based upon sales, property value and payroll. The allocated insurance expense for the three months ended June 30, 1999 was approximately $35,000.

[5] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment                 $  175,862
Leasehold Improvements                     111,270
Furniture and Fixtures                     150,244
Office and Computer Equipment               66,058
                                        ----------

Total - At Cost                            503,434
Less: Accumulated Depreciation             450,705

  Net                                   $   52,729
  ---                                   ==========

Depreciation expense was approximately $6,365 and $11,733, respectively for the three months ended June 30, 1999 and 1998.

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

[D] Line of Credit - On September 15, 1998, Artisan obtained an increased accounts receivable and inventory based line of credit for up to $950,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at March 31, 1999 was $85,545. At March 31, 1999, Artisan had an outstanding balance of $610,121. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively, within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense and collection and processing fees for the three months ended June 30, 1999 was $21,384 and $8,102, respectively. On July 1, 1999, the loan agreement was renewed with a new interest rate of prime plus 2%.

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[7] Commitments and Contingencies [Continued]

[D] Line of Credit [Continued] - The line of credit includes a term loan originating in the amount of $100,000 as of September 30, 1998. Principal payments of $5,000 per month are due on the loan.

The Company is contingently liable as guarantor of the debts owed to the lender of the line of credit by related parties with aggregate indebtedness up to $14,400,000.

[E] Leases - The Company leases manufacturing and office space in California from the seller of Artisan, which expires November 30, 2001 and is currently used for storage. The lease provides for additional rent based on increases in the Consumer Price Index [See Note 12 - Restructuring Plan].

Commencing in April of 1999, the Company will incur approximately $20,000 per month to a subsidiary of Interiors for all building and facility costs on a month to month basis as a result of the March facility relocation.

Future minimum lease payments under all operating leases are as follows at June 30, 1999:

Year ended
  June 30,
  2000                              $ 252,386
  2001                                248,079
  2002                                117,189
  2003                                 44,220
  2004                                 36,850
  Thereafter                               --
                                    ---------

  Total                             $ 698,724
  -----                             =========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 2004 and the San Francisco lease expires in July of 2001. The current monthly lease payments are $3,126 for High Point and $1,465 for San Francisco.

Rental expense was $17,489 and $59,990, respectively for the three months ended June 30, 1999 and 1998.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------




[7] Commitments and Contingencies [Continued]

[F] Employment Agreement - President/Chief Financial Officer [Continued] - In December of 1997, the officer received 20,000 options, which represented the additional 10,000 options due on January 1, 1998 under the employment agreement and an additional 10,000 options. The Company recorded compensation expense of $90,000 on January 1, 1998.

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

[8] Debt
                                         June 30,
                                          1 9 9 9

Acquisition Loan                        $  595,427
Less:  Discount                             25,862
                                        ----------

Total                                      569,565
Less: Current Portion of Long-Term Debt    117,437

  Long-Term Portion                     $  452,128
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Twelve months ended
    June 30,
     2000                           $ 117,437
     2001                             152,492
     2002                             299,636
     Thereafter                            --
                                    ---------

     Total                          $ 569,565
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



[10] Capital Stock

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

[12] Restructuring Plan

In September of 1997, the Company commenced and approved an exit plan to satisfy its various investor constituencies by improving the manufacturing and administrative operations of the Company for growth through improved competitiveness, quality and effectiveness. Such efforts have included the retention of various advisors and analysis by management to improve the manufacturing and administrative operations of the Company. The Company has been concentrating on strategies for growth through improved competitiveness, quality and effectiveness. Accordingly, Artisan finalized its planned move into the facilities of Interior's subsidiary, Troy Lighting, Inc., and began sharing common facilities with Troy in March 1999 [See Note 4C].

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[12] Restructuring Plan [Continued]

During the year ended March 31, 1999, the Company reduced the reserve by $170,454 which represented the annual lease payments. Therefore, the Company's restructuring reserve as of June 30, 1999 of $411,376 represents the 29 remaining months on the lease term.

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

The major components of deferred income tax assets and liability are as follows:

Deferred Tax Liability
  Depreciation and Amortization          $   20,000
                                         ==========

Deferred Tax Asset
  Reserves and allowances                 $ 352,000
  Stock based compensation                  152,000
  Net Operating loss carry forwards       1,840,000

  Total Deferred Tax Assets              $2,344,000

  Net Deferred Tax Asset Before
   Valuation Allowance                   $2,324,000
   Valuation Allowance                   (2,324,000)
                                         ----------

   Net                                   $       --
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



[14] Stock Options [Continued]

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

A summary of the activity under the plan is as follows:
                                                                      Weighted
                                                            Weighted   Average
                                                             Average  Remaining
                                Seller/   President         Exercise Contractual
                                Others    [Note 7F]  Shares   Price     Life

  Outstanding - March 31, 1997  100,000    10,000    110,000  $ .0001
  ----------------------------

Granted                              --    20,000     20,000    .0003
Exercised                       (50,000)       --    (50,000)  (.0001)
Forfeited/Expired                    --        --         --       --
                              ---------  --------  ---------  -------

  Outstanding - March 31, 1998   50,000    30,000     80,000    .0002
  ----------------------------

Granted                          50,000    20,000     70,000    .0001
Exercised                       (50,000)       --    (50,000)  (.0001)
Forfeited/Expired               (50,000)       --    (50,000)  (.0001)
                              ---------  --------  ---------  -------

  Outstanding - March 31, 1999       --    50,000     50,000  $ .0002
  ---------------------------- ========  ========  =========  =======

  Outstanding - June 30, 1999        --    50,000     50,000  $ .0002
  --------------------------- =========  ========  =========  =======

  Exercisable - March 31, 1999       --     8,000      8,000    .0002    3 Years
  ---------------------------- ========  ========  =========  =======  =========

  Exercisable - June 30, 1999        --     8,000      8,000    .0002    3 Years
  --------------------------- =========  ========  =========  =======  =========

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
                                    ===========  ===========

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
[UNAUDITED]
------------------------------------------------------------------------------



[14] Stock Options [Continued]

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

        Risk-Free                        Expected         Expected
      Interest Rate     Expected Life   Volatility        Dividends

            6%             2 Years         188%             None

[15] Fair Value of Financial Instruments

At both June 30, 1999 and March 31, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

[16] Subsequent Events

Termination of Merger Agreement - On April 21, 1998, the Company entered into a merger agreement with Interiors, Inc. ["Interiors"] whereby each of the issued and outstanding shares of Decor common stock shall be converted into the right to receive a one half share [the "Exchange Ratio"] of validly issued, fully paid and nonassessable shares of Class A common stock of Interiors. The Company received a fairness opinion of a qualified investment banking firm, to the effect that, the Exchange Ratio for the conversion of Decor common stock into Interiors' Class A common stock is fair from a financial point of view to holders of shares of Decor common stock. All options and warrants outstanding for Decor common stock were subject to the same Exchange Ratio for Interiors' Class A common stock.

On August 4, 1999, this merger agreement was terminated by Interiors, Inc.

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
[UNAUDITED]
------------------------------------------------------------------------------




[17] New Authoritative Pronouncements [Continued]

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
[UNAUDITED]
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements [Continued]

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

On April 21, 1998, the Company entered into a merger agreement with Interiors, Inc. ["Interiors"] whereby each of the issued and outstanding shares of Decor common stock shall be converted into the right to receive a one half share [the "Exchange Ratio"] of validly issued, fully paid and nonassessable shares of Class A common stock of Interiors. The Company received a fairness opinion of a qualified investment banking firm, to the effect that, the Exchange Ratio for the conversion of Decor common stock into Interiors' Class A common stock is fair from a financial point of view to holders of shares of Decor common stock. All options and warrants outstanding for Decor common stock were subject to the same Exchange Ratio for Interiors' Class A common stock.

On August 4, 1999, this merger agreement was terminated by Interiors, Inc.

The financial statements consolidated the results of Artisan House with the Company commencing November 18, 1996, the date of acquisition.

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the three months ended June 30, 1999 of $1,053,803 and $595,399, respectively. This represents Artisan's sales and cost of sales transactions for the quarter then ended which resulted in a gross profit of $458,404 to the Company.

The Company had selling, general and administrative expenses for the three months ended June 30, 1999 of $598,526 of which approximately $404,329 represented Artisan's expenses for the period then ended. The selling, general and administrative expenses of the Company for the three months ended June 30, 1999 include $152,000 in payment of pending litigation settlement.

For the three months ended June 30, 1999, Artisan had an operating loss of $140,122. The minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Management believes that in fiscal 2000 by outsourcing its products from vendors outside the United States an improved gross profit can be achieved. Artisan House has placed its first container load order with a foreign vendor who will deliver packaged, ready-to-sell versions of several of Artisan's existing line of products, the result of which is to reduce costs on the items affected by between 32% and 43%. Should the quality and delivery be acceptable, Artisan will expand this outsourcing process to additional items and further reduce the cost of goods sold.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


RESULTS OF OPERATIONS [CONTINUED]

The Company incurred a net loss of $184,649 for the three months ended June 30, 1999 of which Artisan House had a gain of approximately $16,581 and Decor incurred a net loss of approximately $201,230.
The net loss included noncash expenses of approximately $32,459.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, Decor had a working capital deficit of $2,141,393. For the three months ended June 30, 1999, the Company used $290,809 for operating activities, generated $667 from investing activities and generated $255,454 from financing activities. The cash overdraft balance at June 30, 1999 was approximately $34,000. Management believes that its short and long-term cash requirements will be generated from operations in fiscal 2000 resulting from its forecasted improved gross profit and reduction of selling, general and administrative expenses.

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

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) a base annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the options in the year ended March 31, 1997. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $64,285, respectively, as compensation expense. Amortization of compensation expense was $12,858 for the three months ended June 30, 1999.

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

On September 15, 1998, Artisan obtained an increased accounts receivable based line of credit for up to $950,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The unborrowed amount available under the line of credit at June 30, 1999 was $24,220. At June 30, 1999, Artisan had an outstanding balance of $585,036. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense and collection and processing fees for the three months ended June 30, 1999 was $21,384 and $8,102, respectively. On July 1, 1999, the loan agreement was renewed with a new interest rate of prime plus 2%.

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

                                    DECOR GROUP, INC.




 Date: August 16, 1999              By:/s/ Dennis D'Amore
                                       ------------------------------
                                        Dennis D'Amore,
                                        President