Form 10QSB
period 1999-09-30
DECOR GROUP INC
filed 1999-11-12
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended September 30, 1999   Commission File Number  0-28960

                                DECOR GROUP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-3911958
               --------                                 ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

            320 Washington Street
            Mt. Vernon, New York                          10553
            --------------------                          -----
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:      (914) 665-5400
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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 1, 1999 there were 2,009,166 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                   Page to Page

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheet as of September 30, 1999 [Unaudited]... 1.......2

   Consolidated Statements of Operations for the three and six months ended September 30, 1999 and 1998 [Unaudited]..................... 3

   Consolidated Statements of Stockholders' Equity [Deficit] for
   the six months ended September 30, 1999 [Unaudited] and the fiscal year ended March 31, 1999 [Audited]........................ 4

   Consolidated Statements of Cash Flows for the six months ended
   September 30, 1999 and 1998 [Unaudited] .......................... 5

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

Signature............................................................25




                      .   .   .   .   .   .   .   .   .   .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Accounts Receivable [Net of Allowance of $134,902]                $  608,654
  Loan - Related Party                                                  12,669
  Inventories [Net of Allowance of $60,340]                            269,923
  Prepaid Expenses and Other Current Assets                              4,140
                                                                    ----------

  Total Current Assets                                                 895,386
                                                                    ----------

Property and Equipment [Net of Accumulated Depreciation of $456,789]    66,593
                                                                    ----------

Other Assets:
  Goodwill [Net of Accumulated Amortization of $1,100,919]             726,387
  Other Assets                                                          36,530
                                                                    ----------

  Total Other Assets                                                   762,917
                                                                    ----------

  Total Assets                                                      $1,724,896
                                                                    ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999.
[UNAUDITED]
------------------------------------------------------------------------------



Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Shortage                                                     $   24,813
  Notes Payable - Interiors                                            519,000
  Accounts Payable and Accrued Expenses                                527,707
  Accounts Payable - Related Party                                     125,000
  Non-Trade Payables                                                    35,546
  Due to Stockholders                                                  360,285
  Accrued Compensation and Benefits - Former Officer                    25,130
  Accrued Costs for Restructuring                                      368,208
  Line of Credit                                                       595,505
  Current Portion of Long-Term Debt                                    117,437
  Accrued Indemnification - Related Party                              300,000
                                                                    ----------

  Total Current Liabilities                                          2,998,631

Long-Term Debt                                                         420,475
                                                                    ----------

  Total Liabilities                                                  3,419,106
                                                                    ----------

Commitments and Contingencies [7]                                           --
                                                                    ----------

Stockholders' Equity [Deficit]:
  Preferred  Stock,  $.0001 Par Value Per Share,
   35,000,000  Blank Check Shares Authorized of
   which 5,000,000 are Convertible  Non-Voting
   Series A - 250,000 Shares Issued and Outstanding;
   20,000,000  Non-Convertible Voting Series B -
   20,000,000 Shares Issued and Outstanding; 10,000,000
   Convertible Non-Voting Series C - 54,934 Issued and
   Outstanding                                                           2,030

  Additional Paid-in Capital - Preferred Stock                       2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000 Shares,
   2,009,166 Issued and Outstanding                                        201

  Additional Paid-in Capital - Common Stock                          4,196,732

  Accumulated Deficit                                               (8,287,144)

  Deferred Compensation                                                (29,999)
                                                                    ----------

  Total Stockholders' Equity [Deficit]                              (1,694,210)
                                                                    ----------

  Total Liabilities and Stockholders' Equity [Deficit]              $1,724,896
                                                                    ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                 Three months ended         Six months ended
                                    September 30,             September 30,
                                    -------------             -------------
                                 1 9 9 9     1 9 9 8       1 9 9 9    1 9 9 8
                                 -------     -------       -------    -------

Revenues                      $ 1,200,713  $ 1,199,449  $2,254,516  $2,325,795

Cost of Revenues                  678,417      666,632   1,273,816   1,286,094
                              -----------  -----------  ----------  ----------

  Gross Profit                    522,296      532,817     980,700   1,039,701
                              -----------  -----------  ----------  ----------

Selling, General and Administrative
  Expenses:
  Selling Expense                 246,883      308,542     518,637     622,366
  General and Administrative
   Expense                        157,668      563,929     484,440     937,830
  Consulting Services - Related
   Party                               --           --          --     125,000
  Bad Debt Writeoff - Related Party    --           --          --     193,661
  Indemnification Expense - Related
   Party                               --      300,000          --     300,000
  Compensation Expense - Related
   Party                               --      100,000          --     100,000
                              -----------  -----------  ----------  ----------

  Total Selling, General and
   Administrative Expenses        404,551    1,272,471   1,003,077   2,278,857
                              -----------  -----------  ----------  ----------

  Income [Loss] from Operations   117,745     (739,654)    (22,377) (1,239,156)
                               ----------  -----------  ----------  ----------

Other Income [Expense]:
  Net Miscellaneous
   Income/Expense                     709        7,017      (4,361)      8,229
  Interest Expense                (32,565)     (29,027)    (65,042)    (51,283)
  Interest Expense - Related
   Party                           (7,385)      (5,765)    (14,365)     (5,765)
  Loss on Sale of Investment
   in Related Party                    --           --          --          --
                              -----------  -----------  ----------  ----------

  Other [Expense] - Net           (39,241)     (27,775)    (83,768)    (48,819)
                              -----------  -----------  ----------  ----------

  Income [Loss] Before Provision
   for Income Taxes                78,504     (767,429)   (106,145) (1,287,975)

Provision for Income Taxes             --           --          --       7,236
                              -----------  -----------  ----------  ----------

  Net Income [Loss]           $    78,504  $  (767,429) $ (106,145) $(1,295,211)
                              ===========  ===========  ==========  ===========

  Income [Loss] Per Share     $       .04  $      (.39) $     (.05) $     (.66)
                              ===========  ===========  ==========  ==========

  Number of Common Shares       2,009,166    1,959,166   2,009,166   1,959,166
                              ===========  ===========  ==========  ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------


                                  Preferred Stock               Common Stock                              Accumulated  Total
                                             Additional                  Additional                          Other Stockholders'
                                               Paid-in                     Paid-in   Accumulated DeferredComprehensiveEquity
                           Shares    Amount    Capital   Shares   Amount   Capital     Deficit Compensation Income   [Deficit]

 Balance - March 31, 1998 20,304,934 $ 2,030 $2,423,970 1,759,166 $  176 $4,142,752 $(5,482,779) $(436,882) $     -- $   649,267

Issuance of Options for
 20,000 Shares of Common
 Stock to President               --      --         --        --     --     10,000          --         --        --      10,000

Exercise of Options               --      --         --    50,000      5         --          --         --        --           5

Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --    381,167        --     381,167

Stock Issued for Service          --      --         --   200,000     20     43,980          --         --        --      44,000

 Comprehensive Income:
 Net [Loss] for the year
   ended March 31, 1999           --      --         --        --     --         --  (2,698,220)        --        --  (2,698,220)
                            -------- -------  ---------   ------- ------  ---------  ----------  ---------  --------  ----------

 Balance - March 31, 1999 20,304,934   2,030  2,423,970 2,009,166    201  4,196,732  (8,180,999)   (55,715)       --  (1,613,781)

Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --     12,858        --      12,858

Comprehensive Income:
 Net [Loss] for the three
   months ended June 30,
   1999                           --      --         --        --     --         --    (184,649)        --        --    (184,649)
                            -------- -------  ---------  -------- ------ ----------  ----------  ---------  --------  ----------

 Balance - June 30, 1999
   [Unaudited]            20,304,934   2,030  2,423,970 2,009,166    201  4,196,732  (8,365,648)   (42,857)       --  (1,785,572)

Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --     12,858        --      12,858

Comprehensive Income:
 Net Income for the three
   months ended
   September 30, 1999             --      --         --        --     --         --      78,504         --        --      78,504
                             ------- -------  ---------  -------- ------ ---------- -----------  ---------  -------- -----------

 Balance - September 30,
   1999 [Unaudited]       20,304,934 $ 2,030 $2,423,970 2,009,166 $  201 $4,196,732 $(8,287,144) $ (29,999) $     -- $(1,694,210)
                          ========== ======= ========== ========= ====== ========== ===========  =========  ======== ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.


DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                            Six months ended
                                                              September 30,
                                                           1 9 9 9     1 9 9 8
                                                           -------     -------
Operating Activities:
  Net [Loss]                                            $ (106,145) $(1,295,211)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accounts Payable - Related Party                             --     125,000
   Bad Debt Expense - Related Party                             --     193,661
   Amortization of Deferred Compensation                    25,716     301,002
   Depreciation                                             12,447      24,268
   Amortization of Intangibles                              23,613      44,995
   Accrual for Returns and Allowances                           --     (10,752)
   Stock Issued for Services Performed                          --      43,980

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                          (120,099)     11,088
     Accounts Receivable - Interiors                       (54,462)     56,087
     Inventory                                                 957     (26,757)
     Accrued Costs for restructuring                       (86,337)         --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                  80,600    (263,542)
     Accrued Settlement - Former Officer                   (47,867)    (43,244)
     Accrued Indemnification - Related Party                    --     300,000
     Accrued Compensation Expense - Related Party               --     100,000
                                                        ----------  ----------

  Net Cash - Operating Activities                         (271,577)   (439,425)
                                                        ----------  ----------

Investing Activities:
  Purchase of Property and Equipment                       (19,946)    (19,834)
  Other Assets                                              14,983        (513)
                                                        ----------  ----------

  Net Cash - Investing Activities                           (4,963)    (20,347)
                                                        ----------  ----------

Financing Activities:
  Issuance of Stock                                             --          20
  Proceeds from Line of Credit                             (20,598)    342,298
  Loan from Stockholder                                     45,000      45,000
  Payment of Stockholder Loans                             (62,632)    (57,448)
  Loan from Related Party - Windsor Art                    289,382    (300,000)
  Loan from Related Party - Interiors                           --     400,000
                                                        ----------  ----------

  Net Cash - Financing Activities                          251,152     429,870
                                                        ----------  ----------

  Net [Decrease] in Cash                                   (25,388)    (29,902)

Cash - Beginning of Periods                                    576      50,256
                                                        ----------  ----------

  Cash - End of Periods                                 $  (24,812) $   20,354
                                                        ==========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                             $   79,407  $   29,027
   Income Taxes                                         $       --  $    7,236


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

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 1999.

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

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At September 30, 1999, the Company had no cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of $134,902 for the fiscal period ended September 30, 1999 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral to support financial instruments subject to credit risk.

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

[L] Advertising Expenses - The Company incurred advertising expenses of approximately $10,000 and $15,000 for the three months ended September 30, 1999 and 1998, respectively.

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

[3] Inventories

The components of inventory were as follows:

Raw Materials                           $  165,948
Work-in Process                             12,822
Finished Goods                             151,493
                                        ----------

  Totals                                $  330,263
  ------                                ==========

The Company has set up an allowance for slow moving products of $60,340 September 30, 1999.

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

Commencing December of 1998, Artisan incurred costs totaling approximately $180,000, which remains unpaid as of September 30, 1999, for various expenses paid by Troy Lighting primarily for moving costs of approximately $120,000 and payroll costs of approximately $40,000. Interiors also paid $119,000 as a finders fee to the former owner of Artisan House [See Note 9].

The Company recorded a non-cash $125,000 management consulting fee due Interiors on June 30, 1998, relating to marketing and merchandising services provided by the related party to the Company. In addition, the Company received a $400,000 advance from Interiors on July 23, 1998. As of March 30, 1999, the Company has an outstanding balance due to Interiors of $1,079,494. The Company recorded interest expense for the years ended March 31, 1999 and 1998 of $19,095 and $16,116, respectively, on the unpaid management fee. The outstanding balance at September 30, 1999 was $1,004,285 consisting of $519,000 in advances and $485,285 in management fees.

[B] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998. Interest expense for the three months ended September 30, 1999 and 1998 was $1,305 and 1,305, respectively.

[C] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. Throughout fiscal 1999, Artisan also incurred costs, which were allocated to Interiors, totaling approximately $224,000 primarily for various employee and consulting expenses on behalf of Interiors. In addition, Artisan reduced the accounts receivable balance due from Interiors in exchange for product marketing and merchandising costs being incurred by the related party on behalf of the Company for $193,661, which is classified as consulting services by a related party. As of September 30, 1999, the balance due from Interiors on the intercompany charges was $186,093.

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

[E] Insurance Allocations - The Company pays an allocated premium for property liability and workmens' compensation insurance as a part of the master policy of Interiors. The master policy consolidates the various Interiors entities, and produces a lower premium. The Company is allocated the premium based upon sales, property value and payroll. The allocated insurance expense for the six months ended September 30, 1999 was approximately $27,000.

[5] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment                 $  175,862
Leasehold Improvements                     131,218
Furniture and Fixtures                     150,244
Office and Computer Equipment               66,058
                                        ----------

Total - At Cost                            523,382
Less: Accumulated Depreciation             456,789
                                        ----------

  Net                                   $   66,593
  ---                                   ==========

Depreciation expense was approximately $6,084 and $12,535, respectively for the three months ended September 30, 1999 and 1998.

[6] Investment in Interiors, Inc. - Related Party

On March 3, 1996, the Company issued to Interiors, Inc. 250,000 shares of Series A Non-Voting Convertible Preferred Stock and an option to purchase 20,000,000 shares of Series B Non-Convertible Voting Preferred Stock for $2,000 in exchange for Interiors, Inc. issuing to the Company 66,666 shares of Common Stock valued at $600,000 and 200,000 shares of Series A Convertible Preferred Stock valued at $1,000,000. This option was exercised in September of 1996. On May 28, 1996, the Company entered into a management agreement with Interiors, Inc. whereby Interiors, Inc. will provide the Company certain marketing and management services [See Note 4A]. The exchange of shares between the Company and Interiors, Inc. was pursuant to the Company's intentions to secure the ongoing and long-term availability of these services. In September 1997, the Company sold all of the common and preferred shares of Interiors stock to an unrelated party for gross proceeds of $487,127 and, accordingly, realized a loss of $1,112,873. As of March 31, 1999, Interiors, Inc. owned approximately 78% of the Company's total voting stock outstanding assuming no conversion of the Series A and Series C Preferred Stock.

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

[D] Line of Credit - On September 15, 1998, Artisan obtained an increased accounts receivable and inventory based line of credit for up to $950,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at September 30, 1999 was $55,708. At September 30, 1999, Artisan had an outstanding balance of $595,509. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively, within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense for the three months ended September 30, 1999 was $21,222. On July 1, 1999, the loan agreement was renewed with a new interest rate of prime plus 2%.

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

Future minimum lease payments under all operating leases are as follows at September 30, 1999:

Year ended
September 30,
  2000                              $ 254,616
  2001                                242,830
  2002                                 72,999
  2003                                 44,220
  2004                                 25,795
  Thereafter                               --
                                    ---------

  Total                             $ 640,460
  -----                             =========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 2004 and the San Francisco lease expires in July of 2001. The current monthly lease payments are $3,685 for High Point and $1,465 for San Francisco.

Rental expense was $16,056 and $61,624, respectively for the three months ended September 30, 1999 and 1998.

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

[8] Debt
                                       September 30,
                                          1 9 9 9
                                          -------

Acquisition Loan                        $  561,272
Less:  Discount                             23,360
                                        ----------

Total                                      537,912
Less: Current Portion of Long-Term Debt    117,437
                                        ----------

  Long-Term Portion                     $  420,475
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Twelve months ended
  September 30,
     2000                           $ 117,437
     2001                             155,562
     2002                             264,913
     Thereafter                            --
                                    ---------

     Total                          $ 537,912
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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[12] Restructuring Plan [Continued]

During the year ended March 31, 1999, the Company reduced the reserve by $170,454 which represented the annual lease payments. Therefore, the Company's restructuring reserve as of September 30, 1999 of $368,208 represents the 26 remaining months on the lease term.

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

A summary of the activity under the plan is as follows:
                                                                      Weighted
                                                            Weighted   Average
                                                             Average  Remaining
                               Seller/   President          Exercise Contractual
                               Others    [Note 7F]   Shares   Price     Life
                               ------    ---------   ------   -----     ----

 Outstanding - March 31, 1997  100,000    10,000    110,000  $ .0001
 ----------------------------

Granted                             --    20,000     20,000    .0003
Exercised                      (50,000)       --    (50,000)  (.0001)
Forfeited/Expired                   --        --         --       --
                              --------  --------  ---------  -------

 Outstanding - March 31, 1998   50,000    30,000     80,000    .0002
 ----------------------------

Granted                         50,000    20,000     70,000    .0001
Exercised                      (50,000)       --    (50,000)  (.0001)
Forfeited/Expired              (50,000)       --    (50,000)  (.0001)
                              --------  --------  ---------  -------

 Outstanding - March 31, 1999       --    50,000     50,000  $ .0002
 ---------------------------- ========  ========  =========  =======

 Outstanding - June 30, 1999        --    50,000     50,000  $ .0002
 ---------------------------  ========  ========  =========  =======

 Exercisable - March 31, 1999       --     8,000      8,000    .0002    3 Years
 ---------------------------- ========  ========  =========  =======  =========

 Exercisable - June 30, 1999        --     8,000      8,000    .0002    3 Years
 ---------------------------  ========  ========  =========  =======  =========

 Exercisable - September 30,
  1999                              --     8,000      8,000    .0002    3 Years
 --------------------------   ========  ========  =========  =======  =========

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

        Risk-Free                        Expected         Expected
      Interest Rate     Expected Life   Volatility        Dividends
      -------------     -------------   ----------        ---------

            6%             2 Years         188%             None

[15] Fair Value of Financial Instruments

At September 30, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

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

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the three months ended September 30, 1999 of $1,200,713 and $678,417, respectively. This represents Artisan's sales and cost of sales transactions for the quarter then ended which resulted in a gross profit of $522,296 to the Company.

The Company had selling, general and administrative expenses for the three months ended September 30, 1999 of $404,551 of which approximately $356,483 represented Artisan's expenses for the period then ended.

For the three months ended September 30, 1999, Artisan had an operating income of $165,813. The minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Management believes that in fiscal 2000 by outsourcing its products from vendors outside the United States an improved gross profit can be achieved.
Artisan House is currently purchasing from a foreign vendor packaged, ready-to-sell versions of several of Artisan's existing line of products, the result of which will reduce costs on the items affected by between 32% and 43%. Artisan is expanding this outsourcing process to additional items to further reduce the cost of goods sold.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


RESULTS OF OPERATIONS [CONTINUED]

The Company produced net income of $78,504 for the three months ended September 30, 1999 of which Artisan House had a gain of approximately $133,982 and Decor incurred a net loss of approximately $55,478. The net income included noncash expenses of approximately $35,358.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, Decor had a working capital deficit of $2,103,245. For the three months ended September 30, 1999, the Company used $271,577 for operating activities, used $4,963 from investing activities and generated $251,152 from financing activities. The cash overdraft balance at September 30, 1999 was approximately $25,000. Management believes that its short and long-term cash requirements will be generated from operations in fiscal 2000 resulting from its forecasted improved gross profit and reduction of selling, general and administrative expenses.

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

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) a base annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the options in the year ended March 31, 1997. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $64,285, respectively, as compensation expense. Amortization of compensation expense was $12,858 for the three months ended September 30, 1999.

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

                                    DECOR GROUP, INC.




 Date:  November 9, 1999            By:/s/ Dennis D'Amore
                                       ------------------------------
                                        Dennis D'Amore,
                                        President