Form 10QSB
period 1999-12-31
DECOR GROUP INC
filed 2000-02-14
CIK 1016393

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three months ended   December 31, 1999
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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of February 1, 2000 there were 2,009,166 shares of common stock outstanding.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                   Page to Page

Item 1. Consolidated Financial Statements:


   Consolidated Balance Sheet as of December 31, 1999 [Unaudited]... 1.......2

   Consolidated Statements of Operations for the three and nine months ended December 31, 1999 and 1998 [Unaudited]..................... 3

   Consolidated Statements of Stockholders' Equity [Deficit] for the nine months ended December 31, 1999 [Unaudited] and the fiscal year ended
   March 31, 1999 [Audited]......................................... 4

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 1999 and 1998 [Unaudited] .......................... 5

   Notes to Consolidated Financial Statements....................... 6.......20

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................21.......24

Signature............................................................25




                      .   .   .   .   .   .   .   .   .   .

Item 1:

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                              $   48,505
  Accounts Receivable [Net of Allowance of $137,928]                   422,437
  Loan - Related Party                                                   3,287
  Inventories [Net of Allowance of $60,340]                            321,887
  Prepaid Expenses and Other Current Assets                             22,817
                                                                    ----------

  Total Current Assets                                                 818,933
                                                                    ----------

Property and Equipment [Net of Accumulated Depreciation of $470,189]    53,192
                                                                    ----------

Other Assets:
  Goodwill [Net of Accumulated Amortization of $1,111,296]             716,010
  Other Assets                                                          19,866
                                                                    ----------

  Total Other Assets                                                   735,876
                                                                    ----------

  Total Assets                                                      $1,608,001
                                                                    ==========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
[UNAUDITED]
------------------------------------------------------------------------------



Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Notes Payable - Interiors                                         $  519,000
  Accounts Payable and Accrued Expenses                                575,825
  Accounts Payable - Related Party                                     125,000
  Non-Trade Payables                                                   215,724
  Due to Stockholders                                                  382,785
  Accrued Compensation and Benefits - Former Officer                     2,790
  Accrued Costs for Restructuring                                      356,237
  Line of Credit                                                       436,725
  Current Portion of Long-Term Debt                                    117,437
  Accrued Indemnification - Related Party                              300,000
                                                                    ----------

  Total Current Liabilities                                          3,031,523

Long-Term Debt                                                         388,211
                                                                    ----------

  Total Liabilities                                                  3,419,734
                                                                    ----------

Commitments and Contingencies [7]                                           --
                                                                    ----------

Stockholders' Equity [Deficit]:
  Preferred Stock, $.0001 Par Value Per Share,
   35,000,000 Blank Check Shares Authorized of
   which 5,000,000 are Convertible Non-Voting
   Series A - 250,000 Shares Issued and Outstanding;
   20,000,000 Non-Convertible Voting Series B - 20,000,000
   Shares Issued and Outstanding; 10,000,000 Convertible
   Non-Voting Series C - 54,934 Issued and Outstanding                   2,030

  Additional Paid-in Capital - Preferred Stock                       2,423,970

  Common Stock - $.0001 Par Value, Authorized 20,000,000
   Shares, 2,009,166 Issued and Outstanding                                201

  Additional Paid-in Capital - Common Stock                          4,196,732

  Accumulated Deficit                                               (8,417,525)

  Deferred Compensation                                                (17,141)
                                                                    ----------

  Total Stockholders' Equity [Deficit]                              (1,811,733)
                                                                    ----------

  Total Liabilities and Stockholders' Equity [Deficit]              $1,608,001
                                                                    ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                 Three months ended         Nine months ended
                                    December 31,              December 31,
                                    ------------              ------------
                                 1 9 9 9     1 9 9 8       1 9 9 9    1 9 9 8
                                 -------     -------       -------    -------

Revenues                      $   765,604  $ 1,194,518  $3,020,120  $ 3,520,313

Cost of Revenues                  492,862      663,625   1,766,678    1,949,719
                              -----------  -----------  ----------  -----------

  Gross Profit                    272,742      530,893   1,253,442    1,570,594
                              -----------  -----------  ----------  -----------

Selling, General and Administrative
  Expenses:
  Selling Expense                  94,974      330,502     613,611      952,868
  General and Administrative
   Expense                        272,275      261,715     756,715    1,199,545
  Consulting Services - Related
   Party                               --           --          --      125,000
  Bad Debt Writeoff - Related Party    --           --          --      193,661
  Indemnification Expense - Related
   Party                               --           --          --      300,000
  Compensation Expense - Related
   Party                               --           --          --      100,000

  Total Selling, General and
   Administrative Expenses        367,249      592,217   1,370,326    2,871,074
                              -----------  -----------  ----------  -----------

  Income [Loss] from Operations   (94,507)     (61,324)   (116,884)  (1,300,480)
                               ----------  -----------  ----------  -----------

Other Income [Expense]:
  Net Miscellaneous
   Income/Expense                  (1,290)       1,433      (5,651)       9,662
  Interest Expense                (26,794)     (36,835)    (91,836)     (88,118)
  Interest Expense - Related Party (7,790)      (6,170)    (22,155)     (11,935)
  Loss on Sale of Investment in
   Related Party                       --           --          --           --
                              -----------  -----------  ----------  -----------

  Other [Expense] - Net           (35,874)     (41,572)   (119,642)     (90,391)
                              -----------  -----------  ----------  -----------

  Income [Loss] Before Provision
   for Income Taxes              (130,381)    (102,896)   (236,526)  (1,390,871)

Provision for Income Taxes             --        3,330          --       10,566
                              -----------  -----------  ----------  -----------

  Net Income [Loss]           $  (130,381) $  (106,226) $ (236,526) $(1,401,437)
                              ===========  ===========  ==========  ===========

  Income [Loss] Per Share     $      (.06) $      (.05) $     (.12) $      (.72)
                              ===========  ===========  ==========  ===========

  Number of Common Shares       2,009,166    1,959,166   2,009,166    1,959,166
                              ===========  ===========  ==========  ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------


                                  Preferred Stock               Common Stock                              Accumulated  Total
                                             Additional                  Additional                          Other Stockholders'
                                               Paid-in                     Paid-in   Accumulated DeferredComprehensiveEquity
                           Shares    Amount    Capital   Shares   Amount   Capital     Deficit Compensation Income   [Deficit]

 Balance - March 31, 1998 20,304,934 $ 2,030 $2,423,970 1,759,166 $  176 $4,142,752 $(5,482,779) $(436,882) $     -- $   649,267
Issuance of Options for
 20,000 Shares of Common
 Stock to President               --      --         --        --     --     10,000          --         --        --      10,000
Exercise of Options               --      --         --    50,000      5         --          --         --        --           5
Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --    381,167        --     381,167
Stock Issued for Service          --      --         --   200,000     20     43,980          --         --        --      44,000
 Comprehensive Income:
 Net [Loss] for the year
  ended March 31, 1999            --      --         --        --     --         --  (2,698,220)        --        --  (2,698,220)
                          ---------- -------  ---------   ------- ------  ---------  ----------  ---------  --------  ----------

 Balance - March 31, 1999 20,304,934   2,030  2,423,970 2,009,166    201  4,196,732  (8,180,999)   (55,715)       --  (1,613,781)
Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --     12,858        --      12,858
Comprehensive Income:
 Net [Loss] for the
   three months
   ended June 30, 1999            --      --         --        --     --         --    (184,649)        --        --    (184,649)
                          ---------- -------  ---------   ------- ------  ---------  ----------  ---------  --------  ----------

 Balance - June 30, 1999
   [Unaudited]            20,304,934   2,030  2,423,970 2,009,166    201  4,196,732  (8,365,648)   (42,857)       --  (1,785,572)
Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --     12,858        --      12,858
Comprehensive Income:
 Net Income for the
   three months ended
   September 30, 1999             --      --         --        --     --         --      78,504         --        --      78,504
                           --------- -------  ---------   ------- ------  ---------  ----------  ---------  --------  ----------

 Balance - September 30,
   1999 [Unaudited]       20,304,934   2,030  2,423,970 2,009,166    201  4,196,732  (8,287,144)   (29,999)       --  (1,694,210)
Amortization of Deferred
 Compensation                     --      --         --        --     --         --          --     12,858        --      12,858
Comprehensive Income:
 Net Income for the
   three months
   ended December 31, 1999        --      --         --        --     --         --    (130,381)        --        --    (130,381)
                           --------- -------  ---------   ------- ------  ---------  ----------  ---------  --------  ----------

Balance - December 31,
 1999 [Unaudited]         20,304,934 $ 2,030 $2,423,970 2,009,166 $  201 $4,196,732 $(8,417,525) $ (17,141) $     -- $(1,811,733)
                          ========== ======= ========== ========= ====== ========== ===========  =========  ======== ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


DECOR GROUP, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                           Nine months ended
                                                             December 31,
                                                           1 9 9 9     1 9 9 8
                                                           -------     -------
Operating Activities:
  Net [Loss]                                           $  (236,526) $(1,401,437)
  Adjustment to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Accounts Payable - Related Party                             --      125,000
   Bad Debt Expense - Related Party                             --      193,661
   Amortization of Deferred Compensation                    38,574      359,741
   Depreciation                                             25,848       36,330
   Amortization of Intangibles                              33,990       67,493
   Accrual for Returns and Allowances                       14,971      (10,752)
   Stock Issued for Services Performed                          --       43,980

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable - Trade                            66,119       37,947
     Accounts Receivable - Interiors                       (78,016)     (80,006)
     Inventory                                             (51,008)     (35,015)
     Accrued Costs for restructuring                       (98,308)          --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                 331,193     (349,100)
     Accrued Settlement - Former Officer                   (70,207)     (67,502)
     Accrued Indemnification - Related Party                    --      300,000
     Accrued Compensation Expense - Related Party               --      100,000

  Net Cash - Operating Activities                          (23,370)    (679,660)
                                                       -----------  -----------

Investing Activities:
  Purchase of Property and Equipment                       (19,947)     (19,834)
  Other Assets                                                (743)      (3,149)
                                                       -----------  -----------

  Net Cash - Investing Activities                          (20,690)     (22,983)
                                                       -----------  -----------

Financing Activities:
  Issuance of Stock                                             --           20
  Proceeds from Line of Credit                            (179,378)     519,923
  Loan from Stockholder                                     67,500       67,500
  Payment of Stockholder Loans                             (94,896)     (87,119)
  Loan from Related Party - Windsor Art                    298,763     (300,000)
  Loan from Related Party - Interiors                           --      400,000
                                                       -----------  -----------

  Net Cash - Financing Activities                           91,989      600,324
                                                       -----------  -----------

  Net Increase [Decrease] in Cash                           47,929     (102,319)

Cash - Beginning of Periods                                    576       50,256
                                                       -----------  -----------

  Cash - End of Periods                                $    48,505  $   (52,063)
                                                       ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                            $   113,991  $    88,118
   Income Taxes                                        $        --  $    10,566
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

[B] Cash Equivalents - The Company's policy is to classify all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 1999.

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

[H] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with a high credit quality financial institution and periodically has cash balances subject to credit risk beyond insured amounts. At December 31, 1999, the Company had no cash in excess of insured amounts.

The Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, established an allowance for uncollectible accounts of $137,928 for the fiscal period ended December 31, 1999 and as a consequence, believes that its accounts receivable credit risk exposure beyond this allowance is limited. The Company does not require collateral to support financial instruments subject to credit risk.

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

[L] Advertising Expenses - The Company incurred advertising expenses of approximately $30,000 and $30,000 for the three months ended December 31, 1999 and 1998, respectively.

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

[3] Inventories

The components of inventory were as follows:

Raw Materials                         $  295,758
Work-in Process                           11,417
Finished Goods                            75,052
                                      ----------

  Totals                              $  382,227
  ------                              ==========

The Company has set up an allowance for slow moving products of $60.340 December 31, 1999.

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

Commencing December of 1998, Artisan incurred costs totaling approximately $180,000, which remains unpaid as of December 31, 1999, for various expenses paid by Troy Lighting primarily for moving costs of approximately $120,000 and payroll costs of approximately $40,000. Interiors also paid $119,000 as a finders fee to the former owner of Artisan House [See Note 9].

The Company recorded a non-cash $125,000 management consulting fee due Interiors on June 30, 1998, relating to marketing and merchandising services provided by the related party to the Company. In addition, the Company received a $400,000 advance from Interiors on July 23, 1998. As of March 30, 1999, the Company has an outstanding balance due to Interiors of $1,079,494. The Company recorded interest expense for the years ended March 31, 1999 and 1998 of $19,095 and $16,116, respectively, on the unpaid management fee. The outstanding balance at December 31, 1999 was $1,026,785 consisting of $519,000 in advances and $507,785 in management fees.

[B] Stockholders' Loans Payable - The Company received $35,500 in June 1996 and $8,000 in July 1996 in loan proceeds. The notes bear interest at 12% per annum and had a maturity date of April 1998. Interest expense for the three months ended December 31, 1999 and 1998 was $1,305 and $1,305, respectively.

[C] Due from Interiors - In March of 1998, the Company advanced approximately $300,000 to Interiors, Inc., $200,000 of which carried interest at the Company's borrowing rate. The $200,000 was repaid with interest in April of 1998. Throughout fiscal 1999, Artisan also incurred costs, which were allocated to Interiors, totaling approximately $224,000 primarily for various employee and consulting expenses on behalf of Interiors. In addition, Artisan reduced the accounts receivable balance due from Interiors in exchange for product marketing and merchandising costs being incurred by the related party on behalf of the Company for $193,661, which is classified as consulting services by a related party. As of December 31, 1999, the balance due from Interiors on the intercompany charges was $209,647.

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

[E] Insurance Allocations - The Company pays an allocated premium for property liability and workmens' compensation insurance as a part of the master policy of Interiors. The master policy consolidates the various Interiors entities, and produces a lower premium. The Company is allocated the premium based upon sales, property value and payroll. The allocated insurance expense for the nine months ended December 31, 1999 was approximately $40,000.

[5] Property and Equipment

Property and equipment consisted of the following:

Machinery and Equipment               $  175,862
Leasehold Improvements                   131,217
Furniture and Fixtures                   150,244
Office and Computer Equipment             66,058
                                      ----------

Total - At Cost                          523,381
Less: Accumulated Depreciation           470,189
                                      ----------

  Net                                 $   53,192
  ---                                 ==========

Depreciation expense was approximately $13,401 and $12,062, respectively for the three months ended December 31, 1999 and 1998.

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

[D] Line of Credit - On September 15, 1998, Artisan obtained an increased accounts receivable and inventory based line of credit for up to $950,000 with interest at prime plus 5.5% secured by all of Artisan's assets and guaranteed by Decor and Interiors, Inc. The amount available under the line of credit at December 31, 1999 was $38,095. At December 31, 1999, Artisan had an outstanding balance of $436,725. The line of credit has an expiration date of June 30, 1999. The term of the credit line automatically renews each year unless notice is given by either the Company or the lender to the other, respectively, within a period not less than 60 days prior to expiration. No such notice has been given or received by the Company. The Company is not in violation of any of the covenants of the loan. Interest expense for the three months ended December 31, 1999 was $15,966. On July 1, 1999, the loan agreement was renewed with a new interest rate of prime plus 2%.

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

Future minimum lease payments under all operating leases are as follows at December 31, 1999:

Year ended
December 31,
  2000                                $  256,678
  2001                                   220,707
  2002                                    45,406
  2003                                    45,406
  2004                                    15,135
  Thereafter                                  --
                                      ----------

  Total                               $  583,332
  -----                               ==========

Artisan also rents showroom space in High Point, North Carolina and San Francisco, California. The High Point lease expires April of 2004 and the San Francisco lease expires in July of 2001. The current monthly lease payments are $3,784 for High Point and $1,538 for San Francisco.

Rental expense was $18,464 and $58,012 , respectively for the three months ended December 31, 1999 and 1998.

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

[8] Debt
                                        December 31,
                                          1 9 9 9

Acquisition Loan                        $  526,506
Less:  Discount                             20,858
                                        ----------

Total                                      505,648
Less: Current Portion of Long-Term Debt    117,437
                                        ----------

  Long-Term Portion                     $  388,211
  -----------------                     ==========

Annual maturities of notes payable are as follows:

Twelve months ended
  December 31,
   2000                               $  117,437
   2001                                  146,532
   2002                                  241,679
   Thereafter                                 --
                                      ----------

   Total                              $  505,648
   -----                              ==========

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

DECOR GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[12] Restructuring Plan [Continued]

During the year ended March 31, 1999, the Company reduced the reserve by $170,454 which represented the annual lease payments. Therefore, the Company's restructuring reserve as of December 31, 1999 of $356,237 represents the remaining 23 months on the lease term.

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

A summary of the activity under the plan is as follows:
                                                                      Weighted
                                                             Weighted  Average
                                                              Average Remaining
                                Seller/   President          ExerciseContractual
                                Others    [Note 7F]   Shares   Price    Life

  Outstanding - March 31, 1997  100,000    10,000    110,000  $ .0001
  ----------------------------

Granted                              --    20,000     20,000    .0003
Exercised                       (50,000)       --    (50,000)  (.0001)
Forfeited/Expired                    --        --         --       --
                              ---------  --------  ---------  -------

  Outstanding - March 31, 1998   50,000    30,000     80,000    .0002
  ----------------------------

Granted                          50,000    20,000     70,000    .0001
Exercised                       (50,000)       --    (50,000)  (.0001)
Forfeited/Expired               (50,000)       --    (50,000)  (.0001)
                              ---------  --------  ---------  -------

  Outstanding - March 31, 1999       --    50,000     50,000  $  0002
  ----------------------------=========  ========  =========  =======

  Outstanding - June 30, 1999        --    50,000     50,000  $ .0002
  --------------------------- =========  ========  =========  =======

  Exercisable - March 31, 1999       --     8,000      8,000  $ .0002  3 Years
  ----------------------------=========  ========  =========  =======  =======

  Exercisable - June 30, 1999        --     8,000      8,000  $ .0002  3 Years
  --------------------------- =========  ========  =========  =======  =======

  Exercisable - September 30, 1999   --     8,000      8,000  $ .0002  3 Years
  --------------------------------=====  ========  =========  -------  =======

  Exercisable - December 31, 1999    --     8,000      8,000  $ .0002  3 Years
  -------------------------------======  ========  =========  =======  =======

Weighted average fair value of options granted during fiscal 1999 and 1998 was $.50 and $4.50, respectively.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the shares under employee options [See Note 7F] for the years ended March 31, 1999 and 1998, net loss and loss per share would have been as follows:
                                         1 9 9 8     1 9 9 7
                                         -------     -------
Net Loss:
  As Reported                         $(2,698,220)$(4,527,233)
  Pro Forma                           $(2,698,218)$(4,527,228)

Basic Earnings Per Share:
  As Reported                         $    (1.37) $    (2.65)
                                      ==========  ==========
  Pro Forma                           $    (1.37) $    (2.65)
                                      ==========  ==========

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

        Risk-Free                        Expected         Expected
      Interest Rate     Expected Life   Volatility        Dividends

           6%              2 Years         188%             None

[15] Fair Value of Financial Instruments

At December 31, 1999, financial instruments include cash, accounts receivable, accounts payable, loans to and from related parties and debt. The fair values of cash, accounts receivable, accounts payable and loans to and from related parties approximates carrying value because of the short-term nature of these instruments. The fair value of debt approximates carrying value since the interest rates approximates the Company's cost of capital.

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

RESULTS OF OPERATIONS

The Company had revenues and cost of revenues for the three months ended December 31, 1999 of $765,604 and $492,862, respectively. This represents Artisan's sales and cost of sales transactions for the quarter then ended which resulted in a gross profit of $272,742 to the Company.

The Company had selling, general and administrative expenses for the three months ended December 31, 1999 of $367,249 of which approximately $329,641 represented Artisan's expenses for the period then ended.

For the three months ended December 31, 1999, Artisan had an operating loss of $56,899. The minimum wage increases in the United States has created a favorable environment for choosing outsourcing as a means of reducing labor costs. Management believes that in fiscal 2000 by outsourcing its products from vendors outside the United States an improved gross profit can be achieved. Artisan House is currently purchasing from a foreign vendor packaged, ready-to-sell versions of several of Artisan's existing line of products, the result of which will reduce costs on the items affected by between 32% and 43%. Artisan is expanding this outsourcing process to additional items to further reduce the cost of goods sold.

DECOR GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


RESULTS OF OPERATIONS [CONTINUED]

The Company produced net loss of $130,381 for the three months ended December 31, 1999 of which Artisan House had a loss of approximately $84,947 and Decor incurred a net loss of approximately $45,434. The net loss included noncash expenses of approximately $35,358.

Management believes that in fiscal 2000, administrative and sales expenses can be decreased by the installation of a new computer system and merging the administrative and sales functions with those of entities acquired by Interiors, Inc. The restructuring and relocation of the Company's headquarters and manufacturing operations that occurred in March 1999 is the result of Interiors, Inc.'s acquisition of various companies. The new computer system was installed in December 1999.

The Company's auditors rendered a going concern report as of March 31, 1999 as the Company has suffered recurring losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, Decor had a working capital deficit of $2,212,590. For the nine months ended December 31, 1999, the Company used $23,370 for operating activities, used $20,690 from investing activities and generated $91,989 from financing activities. The cash balance at December 31, 1999 was approximately $49,000. Management believes that its short and long-term cash requirements will be generated from operations in fiscal 2000 resulting from its forecasted improved gross profit and reduction of selling, general and administrative expenses.

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

On December 31, 1996, Artisan entered into a three year employment agreement with Artisan's Chief Operating Officer and Treasurer for (i) a base annual salary of $100,000; (ii) a cash bonus equal to ten percent [10%] of the annual salary, based upon Artisan's net profit before taxes ["NPBT"]; and (iii) a cash bonus equal to five percent [5%] of the increase in NPBT over the previous fiscal year, not to exceed 40% of the base salary. The agreement also provides options to purchase 10,000 shares of the Company's common stock per year for each year of the agreement at an exercise price equal to $.0003 per share exercisable after one year for a period of five years. The Company recorded deferred compensation of $180,000 for the options in the year ended March 31, 1997. For the years ended March 31, 1999 and 1998, the Company amortized $60,000 and $64,285, respectively, as compensation expense. Amortization of compensation expense was $12,858 for the three months ended December 31, 1999.

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

The line of credit includes a term loan originating in the amount of $100,000 as of December 31, 1998. Principal payments of $5,000 per month are due on the loan.

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

                                    DECOR GROUP, INC.




Date:  February 14, 2000            By:/s/ Max Munn
                                       ---------------------------------
                                         Max Munn,
                                         Chief Executive Officer